Form 10QSB
period 2008-06-30
InfoSpi, Inc.
filed 2008-08-08
CIK 1427352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

     At June 30, 2008, there were outstanding 5,567,324 shares of the Registrant's Common Stock, $0.001 par value.

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

                                  INFOSPI, INC.

                                 BALANCE SHEETS
                                   (unaudited)


                                                      As of           As of
                                                     June 30,       December 31,
                                                       2008            2007
                                                     --------        --------
                                                                    (inception)

ASSETS

Assets
  Cash                                               $  1,025        $     --
  Receivable from other                                 1,000              --
  Software                                                567             567
                                                     --------        --------
      TOTAL ASSETS                                   $  2,592             567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                              $     --        $    225

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized, 5,567,324 shares
    issued and outstanding as of 6/30/2008              5,567             567
  Deficit                                              (2,975)           (225)
                                                     --------        --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              2,592             342
                                                     --------        --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $  2,592        $    567
                                                     ========        ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                          Six Months Ended        Years Ended
                                                              June 30,            December 31,
                                                                2008                 2007
                                                             ----------           ----------
                                                                                 (inception)
REVENUE                                                      $       --           $       --
                                                             ----------           ----------
Total Revenue                                                        --                   --

EXPENSES
  Professional Expense                                            2,750                  225
  General & Admin Exps                                               --                   --
                                                             ----------           ----------
Operating Expense                                                 2,750                  225
                                                             ----------           ----------

OPERATING INCOME (LOSS)                                          (2,750)                (225)

OTHER INCOME (EXPENSE)                                               --                   --

Current Income Tax                                                   --                   --
Income Tax Benefit                                                   --                   --
                                                             ----------           ----------

NET INCOME (LOSS)                                            $   (2,750)          $     (225)
                                                             ==========           ==========

Basic (Loss) per Share                                       $  (0.0006)          $  (0.0004)
                                                             ----------           ----------
Weighted average number of common shares outstanding          4,743,148              567,324

Diluted (Loss) per Share assuming all 5,000,000
 Warrants were exercised                                     $  (0.0003)          $  (0.0001)
                                                             ----------           ----------
Weighted number of shares outstanding after exercise
 of 5,000,000 warrants                                        9,743,148            5,567,324


                        See Notes to Financial Statements

                                  INFOSPI, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2008
                                   (unaudited)

                                                                         Accumulated
                                       Common Stock         Additional    During the      Total
                                  ---------------------      Paid-in     Development   Stockholders
                                  Shares         Amount      Capital        Stage         Equity
                                  ------         ------      -------        -----         ------
Common Stock Issued Per Court
 Order Dec. 31, 2007               567,324      $   567      $    0        $      0       $    567

Net loss for year Ended
 Dec. 31, 2007                                                                 (225)         (225)

Balance, Dec. 31, 2007             567,324          567           0            (225)           342
                                ----------      -------      ------        --------       --------
Common Stock Issued Per
 Court Order Jan. 15, 2008       1,000,000        1,000           0                          1,000

Common Stock Issued For
 Cash Feb. 4, 2008               4,000,000        4,000           0                          4,000

Net loss for period
 Ended June 30, 2008                                                         (2,750)        (2,750)
                                ----------      -------      ------        --------       --------
Balance, June 30, 2008           5,567,324      $ 5,567      $    0        $ (2,975)      $  2,592
                                ==========      =======      ======        ========       ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.

                             STATEMENT OF CASH FLOWS
                                  June 30, 2008
                                   (unaudited)

                                                      Six Months Ended         Years Ended
                                                          June 30,             December 31,
                                                            2008                  2007
                                                          --------              --------
                                                                               (inception)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                       $ (2,750)             $   (225)
                                                          --------              --------
  Adjustments to reconcile net income (loss) to
   net cash (used in) operations

  Changes in operating assets and liabilities               (1,225)                   --
                                                          --------              --------

NET CASH PROVIDED BY (USED IN) OPERATIONS                   (3,975)                 (225)
                                                          --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                       --                    --
  Acquisition of software                                       --                  (567)
                                                          --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Accrued expenses                                              --                   225
  Common stock issuance                                      5,000                   567
                                                          --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    5,000                   792
                                                          --------              --------
NET INCREASE (DECREASE)                                      1,025                    --
                                                          --------              --------
CASH BEGINNING OF PERIOD                                        --                    --
                                                          --------              --------
CASH END OF PERIOD                                        $  1,025              $     --
                                                          ========              ========

Supplemental Disclosures of Cash Flow Information

Interest paid                                             $     --              $     --
                                                          --------              --------
Income taxes paid                                         $     --              $     --
                                                          --------              --------


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and December 31, 2007


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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares potentially outstanding, assuming that all outstanding warrants, options, etc. were exercised. The Company has warrants outstanding which are exercisable for a total of 5,000,000 common shares.

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

e. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and December 31, 2007


to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets". An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and December 31, 2007


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of June 30, 2008, there were a total of 5,567,324 common shares issued and outstanding.

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

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at June 30, 2008.

ONTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the year 2007 or the first two quarters of 2008.

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and December 31, 2007


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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at June 30, 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2008.

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

     The Arrin software, a small amount of cash, $1,025 as of the date of this report, and a receivable of $1,000 are the Company's only assets. Additional software development and sales and marketing of the software for the background screening industry can be a costly process. Management has concluded that the Company does not have the resources to compete in this market.

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

FINANCIAL CONDITION

     Our auditor's going concern opinion for the prior year end and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS

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

LIQUIDITY

     As of June 30, 2008, we had assets of $2,592 consisting of our software (valued at $567), a receivable (valued at $1,000), and cash of $1,025. As of June 30, 2008 we had no liabilities. As of December 31, 2007, our year end, our only asset was our software valued at $567, and we had a liability of $225.

     We have had no revenues since our inception on December 31, 2007, and we have no prospect of revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the year ended December 31, 2007 of $225 and a loss for the six month period ended June 30, 2008 of $2,750, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

ACCOUNTING FOR A BUSINESS COMBINATION

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the period covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CODE OF ETHICS

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

Date: August 7, 2008                   INFOSPI, INC.


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