Form 10-Q
period 2008-09-30
InfoSpi, Inc.
filed 2008-11-13
CIK 1427352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2008

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

                                   Copies to:
                            Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92038
                     Tel: (858) 459-1133 Fax: (858) 459-1103

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,567,324 shares of the Registrant's Common Stock outstanding as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                                  INFOSPI, INC.

                                 BALANCE SHEETS
                                   (unaudited)

                                                            As of              As of
                                                         September 30,       December 31,
                                                             2008               2007
                                                           --------           --------
                                                                             (inception)
ASSETS

Assets
  Cash                                                     $  1,025           $     --
  Receivable from other                                       1,000                 --
  Software                                                      567                567
                                                           --------           --------
      TOTAL ASSETS                                         $  2,592                567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                                    $     --           $    225

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized, 5,567,324 shares
   issued and outstanding as of 9/30/2008                     5,567                567
  Deficit                                                    (2,975)              (225)
                                                           --------           --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    2,592                342
                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  2,592           $    567
                                                           ========           ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                            From Inception
                                                                                           December 31, 2007
                                                 Nine Months                                 (inception)
                                                    Ended               Year Ended             through
                                                 September 30,          December 31,         September 30,
                                                     2008                  2007                  2008
                                                  -----------           -----------           -----------
REVENUE                                           $        --           $        --           $        --
                                                  -----------           -----------           -----------
Total Revenue                                              --                    --                    --

EXPENSES
  Professional Expense                                  2,750                   225                 2,975
  General & Admin Exps                                     --                    --                    --
                                                  -----------           -----------           -----------
Operating Expense                                       2,750                   225                 2,975
                                                  -----------           -----------           -----------

OPERATING INCOME (LOSS)                                (2,750)                 (225)               (2,975)

OTHER INCOME (EXPENSE)                                     --                    --                    --

Current Income Tax                                         --                    --                    --
Income Tax Benefit                                         --                    --                    --
                                                  -----------           -----------           -----------

NET INCOME (LOSS)                                 $    (2,750)          $      (225)          $    (2,975)
                                                  ===========           ===========           ===========

Basic (Loss) per Share                            $   (0.0005)          $   (0.0004)
                                                  -----------           -----------
Weighted average number of common shares
 outstanding                                        4,999,558               567,324

Diluted (Loss) per Share assuming all
 5,000,000 Warrants were exercised                    (0.0003)              (0.0001)

Weighted number of shares outstanding
 after exercise of 5,000,000 warrants               9,999,558             5,567,324


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2008
                                   (unaudited)

                                                                         Accumulated
                                       Common Stock         Additional    During the      Total
                                  ---------------------      Paid-in     Development   Stockholders
                                  Shares         Amount      Capital        Stage         Equity
                                  ------         ------      -------        -----         ------
Common Stock Issued Per Court
 Order Dec. 31, 2007               567,324      $   567      $    0        $      0       $    567

Net loss for year Ended
 Dec. 31, 2007                                                                 (225)         (225)

Balance, Dec. 31, 2007             567,324          567           0            (225)           342
                                ----------      -------      ------        --------       --------
Common Stock Issued Per
 Court Order Jan. 15, 2008       1,000,000        1,000           0                          1,000

Common Stock Issued For
 Cash Feb. 4, 2008               4,000,000        4,000           0                          4,000

Net loss for period
 Ended Sept 30, 2008                                                         (2,750)        (2,750)
                                ----------      -------      ------        --------       --------
Balance, Sept 30, 2008           5,567,324      $ 5,567      $    0        $ (2,975)      $  2,592
                                ==========      =======      ======        ========       ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                             STATEMENT OF CASH FLOWS
                               September 30, 2008
                                   (unaudited)

                                                                                              From Inception
                                                                                             December 31, 2007
                                                         Nine Months                           (inception)
                                                            Ended            Year Ended          through
                                                         September 30,       December 31,      September 30,
                                                             2008               2007               2008
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $ (2,750)          $   (225)          $ (2,975)
                                                           --------           --------           --------
Adjustments to reconcile net income (loss) to net
 cash (used in) operations

Changes in operating assets and liabilities                  (1,225)                --             (1,225)
                                                           --------           --------           --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                    (3,975)              (225)            (4,200)
                                                           --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                        --                 --                 --

Acquisition of software                                          --               (567)              (567)
                                                           --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Accrued expenses                                               --                225                225
  Common stock issuance                                       5,000                567              5,567
                                                           --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     5,000                792              5,792
                                                           --------           --------           --------

NET INCREASE (DECREASE)                                       1,025                 --              1,025
                                                           --------           --------           --------

CASH BEGINNING OF PERIOD                                         --                 --                 --
                                                           --------           --------           --------

CASH END OF PERIOD                                         $  1,025           $     --           $  1,025
                                                           ========           ========           ========
Supplemental Disclosures of Cash Flow Information
  Interest paid                                            $     --           $     --           $     --
                                                           --------           --------           --------
  Income taxes paid                                        $     --           $     --           $     --
                                                           --------           --------           --------


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2008, there were a total of 5,567,324 common shares issued and outstanding.

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

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2008.

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 5. INCOME TAXES

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at September 30, 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2008.

NOTE 9. SUBSEQUENT EVENTS

There are no subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10Q. Our actual results could differ materially from those discussed in this report.

COMPANY HISTORY AND PLAN OF OPERATION.

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

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of September 30, 2008, we had assets of $2,592 consisting of our software (valued at $567), a receivable (valued at $1,000), and cash of $1,025. As of September 30, 2008 we had no liabilities. As of December 31, 2007, our year end, our only asset was our software valued at $567, and we had a liability of $225. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the three month period ended September 30, 2008. Its only activity during this period was the search for a merger or acquisition partner conducted by its president. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss for the year ended December 31, 2007 of $225 and a loss for the nine month period ended September 30, 2008 of $2,750, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A- RISK FACTORS

     There have been no material changes to the risks of our business from those stated in our Form 10-12G filed with the SEC on February 20, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6. - EXHIBITS

 No.                                    Description
 ---                                    -----------
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2008            INFOSPI, INC.


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