Form 10-Q
period 2009-03-31
InfoSpi, Inc.
filed 2009-05-13
CIK 1427352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2009

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

                          6968 La Jolla Blvd. Ste. 208
                           La Jolla, California 92037
          (Address of principal executive offices, including zip code)

                                 (858) 531-5723
              (Registrant's telephone number, including area code)

                                   Copies to:
                             Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92037
                                 (858) 459-1133

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

There were 5,567,324 shares of the Registrant's Common Stock outstanding as of March 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                                  INFOSPI, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                     As of            As of
                                                    March 31,       December 31,
                                                      2009             2008
                                                    --------         --------
ASSETS

Assets
  Cash                                              $     --         $     --
  Receivable from other                                1,000            1,000
  Software                                               567              567
                                                    --------         --------
      TOTAL ASSETS                                  $  1,567            1,567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                             $     --         $     --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
   5,567,324 shares issued and outstanding
   as of 3/31/2009 and 12/31/2008                      5,567            5,567
  Deficit                                             (4,000)          (4,000)
                                                    --------         --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)             1,567            1,567
                                                    --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  1,567         $  1,567
                                                    ========         ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                  Inception
                                                                                                  12-31-07
                                    Three Months Ended                   Year Ended                Through
                                3-31-2009       3-31-2008        12-31-2008       12-31-2007      3-31-2009
                               -----------     -----------      -----------      -----------     -----------
REVENUE                        $        --     $        --      $        --      $        --     $        --
                               -----------     -----------      -----------      -----------     -----------
Total Revenue                           --              --               --               --              --

EXPENSES
  Professional Expenses                 --           2,750            3,425              225           3,650
  General & Admin Exps                  --              --              350               --
  Operating Expense                     --           2,750            3,775              225           4,000
                               -----------     -----------      -----------      -----------     -----------

OPERATING INCOME (LOSS)                 --          (2,750)          (3,775)            (225)         (4,000)

OTHER INCOME (EXPENSE)                  --              --               --               --              --

Current Income Tax                      --              --               --               --              --
Income Tax Benefit                      --              --               --               --              --
                               -----------     -----------      -----------      -----------     -----------

NET INCOME (LOSS)              $        --     $    (2,750)     $    (3,775)     $      (225)    $    (4,000)
                               ===========     ===========      ===========      ===========     ===========

Basic (Loss) per Share                  --         (0.0007)         (0.0007)         (0.0004)
                               -----------     -----------      -----------      -----------
Weighted average number
 of  common shares
 outstanding                     6,495,211       4,067,324        5,142,666          567,324

Diluted (Loss) per Share
 assuming all 5,000,000
 Warrants were exercised                --         (0.0003)         (0.0004)              --

Weighted number of shares
 outstanding after exercise
 of 5,000,000 warrants          11,495,211       9,067,324       10,142,666        5,567,324


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2009
                                   (unaudited)

                                                                         Accumulated
                                       Common Stock         Additional    During the      Total
                                  ---------------------      Paid-in     Development   Stockholders
                                  Shares         Amount      Capital        Stage         Equity
                                  ------         ------      -------        -----         ------
Common Stock Issued Per Court
 Order Dec. 31, 2007               567,324      $   567      $    0        $      0       $    567

Net loss for year Ended
 Dec. 31, 2007                                                                 (225)         (225)
                                ----------      -------      ------        --------       --------
Balance, Dec. 31, 2007             567,324          567           0            (225)           342

Common Stock Issued Per
 Court Order Jan. 15, 2008       1,000,000        1,000           0                          1,000

Common Stock Issued For
 Cash Feb. 4, 2008               4,000,000        4,000           0                          4,000

Net loss for year
 Ended December 31, 2008                                                     (3,775)        (3,775)
                                ----------      -------      ------        --------       --------
Balance, Dec. 31, 2008           5,567,324        5,567           0          (4,000)         1,567

Common Stock Issued                     --           --                                         --

Net loss for period
Ended Mar. 31, 2009                                                              --             --
                                ----------      -------      ------        --------       --------

Balance, Mar. 31, 2009           5,567,324      $ 5,567      $    0        $ (4,000)      $  1,567
                                ==========      =======      ======        ========       ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                              Inception
                                                                                                               12-31-07
                                                        Three Months Ended               Year Ended            Through
                                                     3-31-2009      3-31-2008    12-31-2008     12-31-2007    3-31-2009
                                                    ----------     ----------    ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $       --     $   (2,750)   $   (3,775)    $     (225)   $   (4,000)
                                                    ----------     ----------    ----------     ----------    ----------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations                         --           (225)           --             --            --
  Changes in operating assets and liabilities
    Increase (Decrease) in
    Receivable from Other                                   --         (1,000)       (1,000)            --        (1,000)
                                                    ----------     ----------    ----------     ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                   --         (3,975)       (4,775)          (225)       (5,000)
                                                    ----------     ----------    ----------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                   --             --            --             --            --

Acquisition of software                                     --             --            --           (567)         (567)
                                                    ----------     ----------    ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                     --          5,000         5,000            567         5,567
                                                    ----------     ----------    ----------     ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --          5,000         5,000            567         5,567
                                                    ----------     ----------    ----------     ----------    ----------

NET INCREASE (DECREASE)                                     --          1,025            --             --            --
                                                    ----------     ----------    ----------     ----------    ----------
CASH BEGINNING OF PERIOD                                    --             --            --             --            --
                                                    ----------     ----------    ----------     ----------    ----------
CASH END OF PERIOD                                  $       --     $    1,025    $       --     $       --    $       --
                                                    ==========     ==========    ==========     ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                     $      --      $       --    $       --     $       --
                                                    ---------      ----------    ----------     ----------
  Income taxes paid                                 $      --      $       --    $       --     $       --
                                                    ---------      ----------    ----------     ----------


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

InfoSpi, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of InfoSpi's common stock which were distributed to Arrin's general unsecured creditors. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Management believes the Company lacks the resources to effectively market its services on its own and is therefore engaged in a search for a merger or acquisition partner with the resources to either develop this business or enter another line of business which will bring value to the Issuer's shareholders.

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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2009, there were a total of 5,567,324 common shares issued and outstanding.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court: On December 12, 2007, the Court ordered the distribution of shares in InfoSpi, Inc. to all general unsecured creditors of Arrin Systems, Inc. ("Arrin"), with these creditors to receive one share in InfoSpi for each $2.94 of Arrin's debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2008.

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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at the end of the first quarter, March 31, 2009.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the period ended March 31, 2009.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at March 31, 2009. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2009, other than the warrants described above.

NOTE 9. SUBSEQUENT EVENTS

There are no subsequent events to disclose.

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

COMPANY HISTORY AND PLAN OF OPERATION.

     InfoSpi, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("ASI"). ASI filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. ASI's plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of ASI's proprietary software, which it had developed for use in its employee screening business, in exchange for 567,324 shares of the Issuer's common stock which were distributed to the general unsecured creditors of ASI. Also pursuant to the plan, as confirmed by the Bankruptcy Court, 1,000,000 shares and 5,000,000 warrants were issued to ASI's administrative creditors.

     The ASI screening software and a receivable of $1,000 are the Company's only assets. Additional web site development and sales and marketing of the software for the background screening industry can be a costly process. Management has concluded that the Company does not have the resources to compete in this market.

     Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate and consummate a licensing agreement or a merger or an acquisition with a larger entity which will bring greater value to our shareholders. We hope to consummate this business combination with an entity engaged in a related business and thus capable of utilizing the software currently owned by the Company, however we will not limit our search for a business combination target to only businesses intending to engage in this business. Our primary goal is to find a business combination partner which will bring greater value to our shares and our shareholders.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operations and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of March 31, 2009, we had assets of $1,567 consisting of our software (valued at $567) and a receivable (valued at $1,000). As of March 31, 2008 we had assets of $2,592 consisting of our web software (valued at $567), a receivable (valued at $1,000), and cash of $1,025. At both March 31, 2009 and March 31, 2008 we had no liabilities. As of December 31, 2008, the end of our first fiscal year, our assets totaled $1,567, the same as they were at March 31, 2009, and we had no liabilities, also the same as at March 31, 2009. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any DE MINIMIS costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange

Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the three month period ended March 31, 2009. Its only activity during this period was the search for a merger or acquisition partner conducted by its officers. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss for the quarter ended March 31, 2008 of $2,750 and a loss for the year ended December 31, 2008 of $4,000, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A - RISK FACTORS

     There have been no material changes to the risks of our business from those stated in our Form 10-K for the year ended December 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS

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

Date: May 11, 2009                 INFOSPI, INC.


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