Form 10-Q
period 2009-06-30
InfoSpi, Inc.
filed 2009-07-24
CIK 1427352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2009

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

There were 5,567,324 shares of the Registrant's Common Stock outstanding as of June 30, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                                  INFOSPI, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                       As of          As of
                                                     June 30,       December 31,
                                                       2009            2008
                                                     -------         -------
ASSETS

Assets
  Cash                                               $    --         $    --
  Receivable from other                                1,000           1,000
  Software                                               567             567
                                                     -------         -------
      TOTAL ASSETS                                   $ 1,567           1,567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                              $    --         $    --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
   5,567,324 shares issued and outstanding
   as of 6/30/2009 and 12/31/2008                      5,567           5,567
  Deficit                                             (4,000)         (4,000)
                                                     -------         -------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)             1,567           1,567
                                                     -------         -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 1,567         $ 1,567
                                                     =======         =======


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                     Inception
                                                                                                     12-31-07
                                          Six Months Ended                 Year Ended                 Through
                                      6-30-2009      6-30-2008      12-31-2008      12-31-2007        6-30-09
                                      ---------      ---------      ----------      ----------        -------
REVENUE                              $        --    $        --     $        --     $        --     $        --
                                     -----------    -----------     -----------     -----------     -----------
Total Revenue                                 --             --              --              --              --

EXPENSES
  Professional Expenses                       --          2,750           3,425             225           3,650
  General & Admin Exps                        --             --             350              --
                                     -----------    -----------     -----------     -----------     -----------
Operating Expense                             --          2,750           3,775             225           4,000
                                     -----------    -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                       --         (2,750)         (3,775)           (225)         (4,000)

OTHER INCOME (EXPENSE)                        --             --              --              --              --

Current Income Tax                            --             --              --              --              --
Income Tax Benefit                            --             --              --              --              --
                                     -----------    -----------     -----------     -----------     -----------

NET INCOME (LOSS)                    $        --    $    (2,750)    $    (3,775)    $      (225)    $    (4,000)
                                     ===========    ===========     ===========     ===========     ===========

Basic (Loss) per Share                        --        (0.0006)        (0.0007)        (0.0004)
                                     -----------    -----------     -----------     -----------
Weighted average number
 of common shares
 outstanding                           5,567,324      4,743,148       5,142,666         567,324

Diluted (Loss) per Share
 assuming all 5,000,000
 Warrants were exercised                      --        (0.0003)        (0.0004)             --

Weighted number of shares
 outstanding after exercise
 Of 5,000,000 warrants                10,567,324      9,743,148      10,142,666       5,567,324


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2009
                                   (unaudited)

                                                                         Accumulated
                                       Common Stock         Additional    During the      Total
                                  ---------------------      Paid-in     Development   Stockholders
                                  Shares         Amount      Capital        Stage         Equity
                                  ------         ------      -------        -----         ------
Common Stock Issued Per Court
 Order Dec. 31, 2007               567,324      $   567      $    0        $      0       $    567

Net loss for year Ended
 Dec. 31, 2007                                                                 (225)         (225)
                                ----------      -------      ------        --------       --------
Balance, Dec. 31, 2007             567,324          567           0            (225)           342

Common Stock Issued Per
 Court Order Jan. 15, 2008       1,000,000        1,000           0                          1,000

Common Stock Issued For
 Cash Feb. 4, 2008               4,000,000        4,000           0                          4,000

Net loss for year
 Ended Dec. 31, 2008                                                         (3,775)        (3,775)
                                ----------      -------      ------        --------       --------
Balance, Dec. 31, 2008           5,567,324        5,567           0          (4,000)         1,567

Common Stock Issued                     --           --                                         --

Net loss for period
Ended June 30, 2009                                                              --             --
                                ----------      -------      ------        --------       --------

Balance, Mar. 31, 2009           5,567,324      $ 5,567      $    0        $ (4,000)      $  1,567
                                ==========      =======      ======        ========       ========


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  June 30, 2009
                                   (unaudited)

                                                                                                                 Inception
                                                                                                                 12-31-07
                                                         Six Months Ended                 Year Ended              Through
                                                     6-30-2009      6-30-2008      12-31-2008      12-31-2007     6-30-09
                                                     ---------      ---------      ----------      ----------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $     --      $ (2,750)      $ (3,775)        $   (225)     $ (4,000)
                                                      --------      --------       --------         --------      --------
  Adjustments to reconcile net income
   (loss) to net cash (used in) operations                  --          (225)            --               --            --
  Changes in operating assets and liabilities
    Increase (Decrease) in Receivable from Other            --        (1,000)        (1,000)              --        (1,000)
                                                      --------      --------       --------         --------      --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                   --        (3,975)        (4,775)            (225)       (5,000)
                                                      --------      --------       --------         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                   --            --             --               --            --

Acquisition of software                                     --            --             --             (567)         (567)
                                                      --------      --------       --------         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                     --         5,000          5,000              567         5,567
                                                      --------      --------       --------         --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --         5,000          5,000              567         5,567
                                                      --------      --------       --------         --------      --------

NET INCREASE (DECREASE)                                     --         1,025             --               --            --
                                                      --------      --------       --------         --------      --------
CASH BEGINNING OF PERIOD                                    --            --             --               --            --
                                                      --------      --------       --------         --------      --------
CASH END OF PERIOD                                    $     --      $  1,025       $     --         $     --      $     --
                                                      ========      ========       ========         ========      ========

Supplemental Disclosures of Cash Flow Information

Interest paid                                         $     --      $     --       $     --         $     --
                                                      --------      --------       --------         --------
Income taxes paid                                     $     --      $     --       $     --         $     --
                                                      --------      --------       --------         --------


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of June 30, 2009, there were a total of 5,567,324 common shares issued and outstanding.

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

                                  INFOSPI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at the end of the Second quarter, June 30, 2009.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the period ended June 30, 2009.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at June 30, 2009. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended June 30, 2009, other than the warrants described above.

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

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operations and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of June 30, 2009, we had assets of $1,567 consisting of our software (valued at $567) and a receivable (valued at $1,000). As of June 30, 2008 we had assets of $2,592 consisting of our web software (valued at $567), a receivable (valued at $1,000), and cash of $1,025. At both June 30, 2009 and June 30, 2008 we had no liabilities. As of December 31, 2008, the end of our first fiscal year, our assets totaled $1,567, the same as they were at June 30, 2009, and we had no liabilities, also the same as at June 30, 2009. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any DE MINIMIS costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange

Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the six month period ended June 30, 2009. Its only activity during this period was the search for a merger or acquisition partner conducted by its officers. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss for the quarter ended June 30, 2008 of $2,750 and a loss for the year ended December 31, 2008 of $4,000, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 22, 2009                INFOSPI, INC.


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