Form 10-Q
period 2009-09-30
InfoSpi, Inc.
filed 2009-11-23
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to _______

                          COMMISSION FILE NO. 000-53104

                                  INFOSPI INC.
                                  ____________
                 (Name of small business issuer in its charter)

                   NEVADA                              51-0668045
                   ______                              __________
State or other jurisdiction of incorporation   (IRS Employer Identification No.)
              or organization)

                          5300 NW 12TH AVENUE, SUITE 1
                         FORT LAUDERDALE, FLORIDA 33309
                         ______________________________
                    (Address of principal executive offices)

                                 (858) 531-5723
                                 ______________
                          (Issuer's telephone number)

 Securities registered pursuant to Section       Name of each exchange on which
             12(b) of the Act:                            registered:
                    NONE

Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, $0.001
                 ____________________
                   (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Indicate
by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                      Outstanding as of  November 23, 2009
Common Stock, $0.001                       61,838,753

                                  INFOSPI INC.

                                    Form 10-Q

Part 1.            FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS
                      Consolidated Balance Sheets                              4
                      Consolidated Statements of Operations                    5
                      Consolidated Statements of Cash Flows                    7
                      Notes to Consolidated Financial Statements               8

Item 2.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      11

Item 3.            Quantitative and Qualitative Disclosures About Market
                     Risk                                                     16

Item 4.            Controls and Procedures                                    17

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                          18

Item 1A.           Risk Factors                                               18

Item 2.            Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                 18

Item 3.            Defaults Upon Senior Securities                            18

Item 4.            Submission of Matters to a Vote of Security Holders        19

Item 5.            Other Information                                          19

Item 6.            Exhibits                                                   21

PART I

ITEM 1. FINANCIAL STATEMENTS

                                  INFOSPI INC.


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2009
                                   (Unaudited)



                                  INFOSPI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2009

                                                                          As of           As of
                                                                        30-Sep-09       31-Dec-08
                                                                        _________       _________
                                     ASSETS
CURRENT ASSETS
Cash                                                                    $       -       $       -
Receivable from others                                                      1,000           1,000
Software                                                                      567             567
                                                                        _________       _________

TOTAL  ASSETS                                                           $   1,567       $   1,567
                                                                        =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                                               $       -       $       -
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value:
75,000,000 shares authorized,
5,567,324 shares issued and outstanding
as of 9/30/2009 and 12/31/2008                                              5,567           5,567
Deficit                                                                    (4,000)         (4,000)
                                                                        _________       _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   1,567       $   1,567
                                                                        =========       =========


                        See Notes to Financial Statements


                                  INFOSPI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                                                                                  Inception
                                                                                                                 12/31/2007
                                      Nine Months Ended                            Year Ended                     Through
                                9/30/2009           9/30/2008           12/31/2008           12/31/2007          9/30/2009

REVENUE                                 -                   -                      -                   -                      -
                          ________________   _________________     __________________    ________________     __________________
Total Revenue             $             -    $              -      $               -     $             -      $               -
                          ________________   _________________     __________________    ________________     __________________

EXPENSES
  Professional Expenses                 -               2,750                  3,425                 225                  3,650
  General & Admin Exps                  -                   -                    350                   -                    350
                          ________________   _________________     __________________    ________________     __________________

 OPERATING INCOME (LOSS)  $             -    $         (2,750)     $          (3,775)    $          (225)     $          (4,000)

 OTHER INCOME (EXPENSES)  $             -    $          2,750      $          (3,775)    $             -      $               -

Current Income Tax                      -                   -                      -                   -                      -
Income Tax Benefit                      -                   -                      -                   -                      -
                          ________________   _________________     __________________    ________________     __________________

NET INCOME (LOSS)         $             -    $          2,750      $          (3,775)    $          (225)     $          (4,000)
                          ================   =================     ==================    ================     ==================

Basic (loss) per Share                  -              0.0005                 0.0007              0.0004

Weighted Average number
of Common shares
outstanding                     5,567,324           4,999,558              5,142,666             567,324

Diluted (loss) per Share
assuming all 5,000,000
warrants were exercised                 -              0.0003                 0.0004                   -

Weighted number of shares
outstanding after exercise
of 5,000,000 warrants          10,567,324           9,999,558             10,142,666           5,567,324


                        See Notes to Financial Statements


                                  INFOSPI, INC.
                          (A Development Stage Company)

                   STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
                                September 30,2009
                                   (unaudited)
                                                                                                                Accumulated
                                                                             Additional       During the            Total
                                                 Common Stock                 Paid-In        Development        Stockholders
                                          Shares           Amount             Capital            Stage              Equity
                                      ______________   ______________     ______________   _______________     _______________
Common Stock Issued Per Court
  Order Dec. 31, 2007                       567,324             $567                 $0                $0                $567

Net Loss for the year Ended
 Dec. 31, 2007                                                                                       (225)               (225)
                                      ______________   ______________     ______________   _______________     _______________

Balance, Dec. 31, 2007                      567,324              567                  0              (225)                342

Common Stock Issued Per
 Court Order Jan. 15, 2008                1,000,000            1,000                  0                                 1,000

Common Stock Issued For
 Cash Feb. 4, 2008                        4,000,000            4,000                  0                                 4,000

Net loss for year
 Ended Dec. 31, 2008                                                                               (3,775)             (3,775)
                                      ______________   ______________     ______________   _______________     _______________

Balance, Dec 31. 2008                     5,567,324            5,567                  0            (4,000)              1,567
Common Stock Issued                               -                -                                                        -
Net loss for period
Ended June 30, 2009                                                                                     -                   -
                                      ______________   ______________     ______________   _______________     _______________

Balance, Mar. 31, 2009                    5,567,324          $ 5,567                $ -           $(4,000)            $ 1,567
                                      ==============   ==============     ==============    ==============      ==============


                        See Notes to Financial Statements


                                  INFOSPI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
                                                                                                                     Inception
                                                                                                                     12/31/2007
                                                              Nine Months Ended                  Year Ended            Through
                                                         9/30/2009        9/30/2008      12/31/2008     12/31/2007    9/30/2009
                                                      _____________   _____________     ____________   ___________    __________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                  $           -   $     (2,750)     $    (3,775)   $     (225)    $  (4,000)
                                                      _____________   _____________     ____________   ___________    __________
   Adjustments to reconcile net income
       (loss) to net cash (used in) operations                    -           (225)               -             -             -
   Changes in operating Assets and liabilities
        Increase (Decrease) in Receivable from Other              -         (1,000)          (1,000)            -        (1,000)
                                                      _____________   _____________     ____________   ___________    __________
NET CASH PROVIDED BY (USED IN) OPERATIONS                         -         (3,975)          (4,775)         (225)       (5,000)
                                                      _____________   _____________     ____________   ___________    __________

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                         -              -                -             -            -
Acquisitions of software                                          -              -                -          (567)        (567)
                                                      _____________   _____________     ____________   ___________    _________

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issuance                                        -          5,000            5,000           567        5,567
                                                      _____________   _____________     ____________   ___________    _________
NET CASH PROVIDED BY FINANCING ACTIVITIES                         -          5,000            5,000           567        5,567
                                                      _____________   _____________     ____________   ___________    _________

NET INCREASE (DECREASE)                                           -          1,025                -             -            -
                                                      _____________   _____________     ____________   ___________    _________
CASH BEGINNING OF PERIOD                                          -              -                -             -            -
                                                      _____________   _____________     ____________   ___________    _________
CASH END OF PERIOD                                    $           -   $      1,025      $         -    $        -     $      -
                                                      ==============  =============     ============   ===========    =========

Supplemental Disclosures of Cash Flow Information
Interest paid                                         $           -   $          -      $         -    $        -
                                                      _____________   _____________     ____________   ___________
Income taxes paid                                     $           -   $          -      $         -    $        -
                                                      _____________   _____________     ____________   ___________


                        See Notes to Financial Statements

                                  INFOSPI, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2009

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

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at the end of the Third quarter, September 30, 2009.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the period ended September 30, 2009.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at September 30, 2009. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended September 30, 2009, other than the warrants described above.

NOTE 9. SUBSEQUENT EVENTS

There are no subsequent events to disclose.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

InfoSpi Inc. was organized under the laws of the State of Nevada on December 31, 2007. We were established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. We have been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "InfoSpi," refers to InfoSpi Inc.

AGREEMENT FOR THE PURCHASE OF COMMON STOCK AND WARRANTS

Effective September 16, 2009, Daniel C. Masters, Attorney at Law, representing certain selling shareholders and warrant holders (collectively, the "Sellers") and Westmount Securities Corp., a corporation organized under the laws of the Province of Quebec, representing certain purchasers (collectively, the "Purchasers") entered into that certain agreement for the purchase of common stock and warrants (the "Purchase Agreement"). In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold 4,990,000 shares of our common stock (the "Common Stock") and 5,000,000 warrants to purchase shares of our Common Stock (the "Warrants") in exchange for $275,000. In further accordance with the terms and provisions of the Purchase Agreement, the initial $10,000 was deposited on or before September 22, 2009 and the remaining final payment of $265,000 was to be paid by September 30, 2009. All funds were paid accordingly. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

The screening software and a receivable of $1,000 are our assets. Additional web site development and sales and marketing of the software for the background screening industry can be a costly process. Management has concluded that we may not have the resources to compete in this market unless we raise substantial financing.

OUR BUSINESS

Based upon our change in control, our business operations currently involve the implementation of proprietary processes through strategic alliances. Our purpose is to commercialize proven technologies which have been developed to address such areas as sewer and sludge conversion and used tires and plastic recovery. The objective is to minimize and reverse the impact of these products on the environment.

We do not engage in research  and  development  but seeks  innovations  that can
clearly   demonstrate  the  viability  of  large  scale   implementations   with
sustainable benefits to the environment.

We have an office in Fort Lauderdale with five employees and additional offices in the United Kingdom and Valencia. We are currently setting up a fabrication center in Israel to take advantage of important technology.

The key areas of business will be:

     o    Waste management and treatment
     o    Recycling
     o    Alternate fuels

We plan to implement two revolutionary technologies in the United States that will eliminate some of the most challenging contamination problems.

USED TIRES AND PLASTIC RECYCLING

Our revolutionary equipment enables the recovery of up to 95% of raw materials from tires and plastics through pyrolysis technology with no environmental contamination. Pyrolysis is the chemical decomposition of organic materials by heat in the absence of oxygen. This process allows for the treatment of plastic and used tires to be converted to liquid fuel oil and carbon. The system has the following advantages over the procedure that is currently utilized: (i) elimination of contaminated waste being transported to landfills; (ii) neither pollutant outputs nor wasted materials require final disposal; (iii) the pyrolysis technology uses low temperatures; (iv) the exhaust can be completely recycled to the heating system; and (v) reduced environmental hazards by burning tires.

SEWAGE AND SLUDGE TREATMENT

The technology that we intend to bring to the North American market allows sludge and sewer conversion into biocrude. Under an exclusive agreement with IBS of Spain, we shall manufacture and install a series of sewage re-treatment plants in North America. This technology permits the process to plug into existing sewage treatment plants prior to the initial stage of the current sewage treatment process at the point where the normal procedure would be to transport the residual sludge to local landfill sites. This process allows for the treatment of the whole biomass obtained at the sewage treatment plants. Management believes that the results of such a process is a biofuel of a high energy content.

The system has the following advantages over anaerobic digestion treatment, the only alternative currently used: (i) elimination of costly anaerobic digesters;
(ii) neither  pollutant  outputs nor wasted  materials  require final  disposal;
(iii) reduced production costs; (iv) the water treatment component can recuperate up to 80% of the volume of sludge input as potable water; (v) there is no waste sent to landfills and no waste water; (vi) all inputs are converted into biopetroleum, which, once burned, does not add to the net Co2 tin the environment; and (vii) methane gas release, which is a direct consequence of anaerobic digesters, is avoided.

Methane gas is a greenhouse pollutant 14 times more potent than carbon dioxide.

ALTERNATE FUELS

Alternate energy crops for biofuel production is also one of our key objectives. We are developing a strategy with regard to both micro algae feed stock and jatropha/castor feedstock.


RESULTS OF OPERATION

We have not realized revenues and have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month periods ended September 30, 2009 and September 30, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                    NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                    2009
                                  __________________________________________
                                           AND SEPTEMBER 30, 2008
REVENUES
      Total Revenue                                $-0-                $-0-
EXPENSES
    Professional expenses                           -0-               2,750
    General and Administrative                      -0-                 -0-
OPERATING INCOME (LOSS)                             -0-              (2,750)
                                  __________________________________________
NET INCOME (LOSS)                                   -0-              (2,750)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

Our net operating loss for the nine month period ended September 30, 2009 was ($-0-) compared to a net loss of ($2,750) during the nine month period ended September 30, 2008 (a decrease in net loss of $2,750).

During the nine month period ended September 30, 2009, we incurred operating expenses of $-0- compared to $2,750 incurred during the nine month ended September 30, 2008 (a decrease of $2,750). These operating expenses incurred during the nine month period ended September 30, 2008 consisted of professional expenses of $2,750.00. We did not have any business operations during the nine month period ended September 30, 2009 as a result of the bankruptcy.

Our net income (loss) during the nine month period ended September 30, 2009 was ($-0-) compared to a net loss of ($2,750) during the nine month period ended September 30, 2008. . The weighted average number of shares outstanding was 10,567,324 for the nine month period ended September 30, 2009 compared to 9,999,558 for the nine month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

As at the nine month period ended September 30, 2009, our current assets were $1,567 and our current liabilities were $-0-, which resulted in a working capital surplus of $1,567. As at the nine month period ended September 30, 2009, total assets were comprised of: (i) $1,000 in receivable from others; and (ii) $567 in software.

Stockholders' equity (deficit) was $1,567 at both the nine month period ended September 30, 2009 and fiscal year ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities during the period. For the nine month period ended September 30, 2009, net cash flows used in operating activities was ($-0-). For the nine month period ended September 30, 2008, net cash flows used in operating activities was ($3,975) consisting primarily of a net loss of ($2,750). Net cash flows used in operating activities was adjusted by ($225) in loss to net cash used in operations. Net cash flows used in operating activities was further changed by a decrease of $1,000 in receivable from other.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month periods ended September 30, 2009 and September 30, 2008, net cash flows used in investing activities was ($-0-).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the generation of revenues and from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2009, net cash flows provided from financing activities was $-0- compared to $5,000 for the nine month period ended September 30, 2008. Cash flows from financing activities for the nine month period ended September 30, 2008 consisted of $5,000 in proceeds from common stock issuance.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenues, cash flow, debt financing and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Management intends to finance our 2009 operations primarily with any potential revenue and any cash short falls will be addressed through equity or debt financing, if available. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Management expects revenues will commence but not reach the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to potentially compete in our markets. These operating costs will include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have insufficient financing commitments in place to meet our expected cash requirements for 2009 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2009, then we may be required to reduce our expenses and scale back our operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 and December 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). Since we plan to distribute and market our products outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, all revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar will be limited to our costs of goods sold.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold 4,990,000 shares of Common Stock and 5,000,000 Warrants to purchase shares of our Common Stock in exchange for $275,000. The Warrants were created by Order of the U.S. Bankruptcy Court for the Southern District of California as part of the Chapter 11 Plan of Reorganization of the Company's former parent, Arrin Systems, Inc. Certain Sellers are the holders of Warrants Class A-1 through A-5, Class B-1 through B-5, Class C-1 through C-5, Class D-1 through D-5 and Class E-1 through E-5 (collectively, the "Warrant Holders"), with each Warrant reflecting an aggregate of 250,000 Warrants convertible into shares of our common stock at either $1.00 per share or at any conversion price as may be determined by the vote of our Board of Directors. The Warrant Holders assigned their respective class of Warrants to certain individuals (collectively, the "Assignees") in accordance with those certain assignment of warrant agreements dated November 11, 2009 (collectively, the "Assignments").

Effective November 13, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments, established the conversion price of the Warrants at $0.175 per share, and authorized the issuance of an aggregate 28,571,429 shares of our common stock in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the "Notices of Conversion").

The 28,571,429 shares of common stock were issued to approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

Therefore, as of the date of this Quarterly Report, there are approximately 61,838,753 shares of common stock issued and outstanding.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION
DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Following the Purchase Agreement: (i) Harold Hartley resigned as our President/Chief Executive Officer and a director effective as of September 23, 2009; (ii) William R. Willard resigned as our Chief Financial Officer/Treasurer, Secretary and as a director effective as of September 23, 2009; (iii) Haim Mayan consented to act as our President/Chief Operations Officer and a director effective as of October 28, 2009; (iv) Chris Hamilton consented to act as our Vice President/Chief Executive Officer and a director effective as of October 28, 2009; (v) Olivier Danan consented to act as our Vice President/Chief Operating Officer and a director effective as of October 28, 2009; and (vi) Michel Brunet consented to act as our Secretary and a director effective as of October 28, 2009.

The biographies of each of the new directors and officers are set forth below as follows:

   NAME           AGE  POSITION WITH THE COMPANY
   ______________ ___  ______________________________________________________

   Haim Mayan      43  President and /Chief Operations Officer and a Director
   Chris Hamilton  51  Vice President/Chief Executive Officer and a Director
   Olivier Danan   35  Vice President/Chief Operating Officer and a Director
   Michel Brunet   66  Secretary and a Director.

Directors hold office until the annual meeting of our stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

HAIM MAYAN. Since 1990, Mr. Mayan has been engaged in executive roles with private and/or public companies. Prior to joining us, Mr. Mayan served as president of Mayan group LLC in Miami, Florida. Mayan Group LLC owned and operated a large condo community and home rentals. From 1991 to present, Mr. Mayan owned and managed a construction company and several real-estate development and commercial properties including, Oxembergeve LTD, Gvahim LTD in Tel Aviv, and Mayan Group LLC, which had several other successful development. Since 2005, Haim has made exhaustive research into the conversion of existing products into oil especially into the tire to oil market and the conversion of algae into oil for bio-diesel.

CHRIS HAMILTON. Mr. Hamilton has had a varied career involving a variety of positions and industries. Mr. Hamilton served three years with Her Majesty's forces (Parachute Regiment). He subsequently held senior positions in several companies. During the past eighteen years, Mr. Hamilton has held the position of Managing Director in two PLC business's. Effective communicating skills together with a broad business sense enabled Mr. Hamilton to match and bring together key partners with complementary skills. In January 2002, Mr. Hamilton entered the property development under his own banner, `Allied Developments'. He started out consulting with the Barchetta Group who at the time operated out of Naples Florida and then joined International Housing Developments Group Inc (IHDG) based in Ft. Lauderdale. He also created one of the UK's most substantial residential developments, Bay Pointe Limited, where he still acts as Managing Director. Prior to joining us, Mr. Hamilton researched extensively the business of biofuel production and has enthusiastic insight to renewable energy brought about due to the strict guidelines in development within Europe. Since joining us, Mr. Hamilton has focused on further research into this field in order to best understand how to position us going forward on a global basis.

OLIVIER DANAN. As our Vice-President and Chief Operating Officer, Mr. Danan is responsible for new development, manufacturing and research. Prior to joining us, Mr. Danan served as lead architect and designer for the Danan Group, where he coordinated the building of several projects from 2003 to 2007. From approximately 1998 to 2003, Mr. Danan worked as an architect for several companies including Sehres & Danan Inc., and Rivers & Christian in Los Angeles, California.

MICHEL A. BRUNET. Mr. Brunet is a fully bilingual administrator with a facility to organize teams and for interpersonal relationships. For the past ten years, Mr. Brunet was an associate founder of the firm Montaigne Group, which administered properties belonging to the city of Montreal, Quebec. Within Montaigne Group, he worked on creating an aviation maintenance facility in Plattsburg, New York. He was also a consultant with HyperSecure in establishing a relationship within the various governmental levels. Mr. Brunet earned a degree is administrative specializing in finance and marketing in 1969 and a Master of Business Administration in finance at the University of Laval in 1970.
..
         ITEM 6. EXHIBITS

         Exhibits:

         31.1 Certification of the registrant's Principal Executive Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

         31.2 Certification of the registrant's Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

         32.1 Certifications of the registrant's Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INFOSPI INC.

Dated: November 23, 2009         By: /s/ HAIM MAYAN
                                 ______________________________________________
                                 Haim Mayan, President


Dated: November 23, 2009         By: /s/ HAIM MAYAN
                                 ______________________________________________
                                 Haim Mayan, interim Chief Financial Officer