Form 10-K
period 2009-12-31
InfoSpi, Inc.
filed 2010-05-14
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______ COMMISSION FILE NO. 000-53104 INFOSPI, INC. (Name of small business issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	51-0668045 (I.R.S. Employer Identification No.)

5300 NW 12th AVENUE
SUITE 1
FT. LAUDERDALE, FLORIDA 33309

(858) 531.5723
(Issuer's telephone number)

Securities registered pursuant to Section       Name of each exchange on which
12(b) of the Act:                                              registered:
                                           NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  [   ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ X ] Yes   [   ] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes   [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [   ]                                                                                                Accelerated filer [    ]

Non-accelerated filer [   ]                                                                                     Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2009: $-0-

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[   ] No[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of May 10, 2010: 61,838,753 shares of Common Stock, $0.001

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

INFOSPI, INC.

FORM 10-K

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identified by our use of certain terminology, including “will,” “believes,” “may,” “expects,” “should,” “seeks,” “anticipates,” or “intends,” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; dependence on consultants and third parties as well as those factors discussed in the sections entitled “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated, or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “ISPI,” and the “Company” refer to InfoSpi, Inc.

AVAILABLE INFORMATION

Infospi, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

InfoSpi, Inc. was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

Agreement for the Purchase of Common Stock and Warrants

Effective September 16, 2009, Daniel C. Masters, Attorney at Law, representing certain selling shareholders and warrant holders (collectively, the “Sellers”) and Westmount Securities Corp., a corporation organized under the laws of the Province of Quebec, representing certain purchasers (collectively, the “Purchasers”) entered into that certain agreement for the purchase of common stock and warrants (the “Purchase Agreement”). In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold 4,990,000 shares of our common stock and 5,000,000 warrants to purchase shares of our common stock pany (the “Warrants”) in exchange for $275,000. In further accordance with the terms and provisions of the Purcahse Agreement, the initial $10,000 was deposited on or before September 22, 2009 and the remaining final payment of $265,000 was to be paid by September 30, 2009. All funds were paid accordingly. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Thus, based upon our change in control, our business operations currently involve the implementation of proprietary processes through strategic alliances. Our purpose is to commercialize proven technologies which have been developed to address such areas as sewer and sludge conversion and used tires and plastic recovery. The objective is to minimize and reverse the impact of these products on the environment. We have been in the development stage since our formation and have not yet realized any revenues from its planned operations.

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corporation, 7069 Highland Drive, Suite 300, Salt Lake City, Utah 64121.

CURRENT BUSINESS OPERATIONS

Our business operations involve the commercialization of proven technologies which have been developed to address such areas as sewer and sludge conversion and used tires and plastic recovery. The objective is to minimize and reverse the impact of these products on the environment. We do not engage in research and development but seek innovations that can clearly demonstrate the viability of large scale implementations with sustainable benefits to the environment.

We have an office in Fort Lauderdale with five employees and additional offices in the United Kingdom and Valencia. We are currently setting up a fabrication center in Israel to take advantage of important technology.

The key areas of business will be:

•	Waste management and treatment

•	Tire recycling

•	Alternate fuels

We plan to implement two revolutionary technologies in the United States that management believes will eliminate some of the most challenging contamination problems.

Used tires and plastic recycling

Management believes that our revolutionary equipment will enable the recovery of up to 95% of raw materials from tires and plastics through pyrolysis technology with no environmental contamination. Pyrolysis is the chemical decomposition of organic materials by heat in the absence of oxygen. This process allows for the treatment of plastic and used tires to be converted to liquid fuel oil and carbon. The system has the following advantages over the procedure that is currently utilized: (i) elimination of contaminated waste being transported to landfills; (ii) neither pollutant outputs nor wasted materials require final disposal; (iii) the pyrolysis technology uses low temperatures; (iv) the exhaust can be completely recycled to the heating system; and (v) reduced environmental hazards by burning tires.

Sewage and Sludge Treatment

The technology that we intend to bring to the North American market will provide for the conversion of sludge and sewer into biocrude. Pursuant to the terms and provisions of an exclusive agreement currently being negotiated with IBS of Spain, we intend to manufacture and install a series of sewage re-treatment plants in North America. Management believes that this technology will permit the process to plug into existing sewage treatment plants prior to the initial stage of the current sewage treatment process at the point where the normal procedure would be to transport the residual sludge to local landfill sites. This process will thus allow for the treatment of the whole biomass obtained at the sewage treatment plants. Management believes that such a process will result in a biofuel of a high energy content.

Management believes that the system has the following advantages over anaerobic digestion treatment, the only alternative currently used: (i) elimination of costly anaerobic digesters; (ii) neither pollutant outputs nor wasted materials require final disposal; (iii) reduced production costs; (iv) the water treatment component can recuperate up to 80% of the volume of sludge input as potable water; (v) there is no waste sent to landfills and no waste water; (vi) all inputs are converted into biopetroleum, which, once burned, does not add to the net Co2 tin the environment; and (vii) methane gas release, which is a direct consequence of anaerobic digesters, is avoided.

Methane gas is a greenhouse pollutant 14 times more potent than carbon dioxide.

Alternate Fuels

Alternate energy crops for biofuel production is another of our key objectives. As of the date of this Annual Report, we are developing a strategy with regard to both micro algae feed stock and jatropha/castor feedstock.

INDUSTRY OVERVIEW

While used tires are composed of relatively inert material and pose no direct harm to the environment, whole tires are banned from most landfills in highly populated areas. The inherent physical properties of tires, coupled with soil, garbage, gas movement and freezing and thawing, result in the phenomenon of tire surfacing, whereby, over a period of years or decades, a large percentage of buried tires simply work their way to the surface of the landfill. At one time, tires were collected by waste management companies for a small fee. The tires were sorted, the good ones going for retreading and the balance discarded in above-ground storage piles. Tire piles are not only aesthetically disagreeable, but if mismanaged pose a fire hazard. Tire fires are characterized by incomplete combustion resulting in thick clouds of toxic black smoke and the liberation of toxic oils.

According to the U.S. Environmental Protection Agency, in 2003 over 290 million scrap tires were generated.  These scrap tires are not desirable to the Earth.  Due to their large volume, 75% void space, which quickly consumes valuable landfill space and the fact that tires can trap methane gases causing them to become buoyant, or ‘bubble’ to the surface.  This ‘bubbling’ effect can damage landfill liners that help keep landfill contaminants from polluting local and surface ground water.

Another potential problem in landfills is tire fires. They are noted for being difficult to extinguish, and therefore can burn for very long periods. Such fires produce tremendous amounts of smoke, which often carry toxic chemicals (like carbon monoxide, sulfur dioxide and products of butadiene and styrene) from the breakdown of rubber compounds while burning. A single tire contains about the equivalent of two U.S. gallons (7.5 liters) of oil.

One of the other popular methods for scrap tire disposal is illegal dumping and this creates other health and safety risks. These tire piles provide harborage for vermin and a breeding ground for mosquitoes that may carry diseases. Illegal dumping of scrap tires pollutes ravines, woods, deserts, and empty lots; which has led many states to pass scrap tire regulations requiring proper management. Tire amnesty day events, in which community members can deposit a limited number of waste tires free of charge, can be funded by state scrap tire programs, helping decrease illegal dumping and improper storage of scrap tires.

As a result, in 2003, thirty-eight states banned whole tires from landfills, thirty-five allowed shredded tires, eleven banned all tires from landfills, seventeen allowed processed tires in mono-fills, and eight states had no restrictions on scrap tires in landfills. Our process will remove those tires, and problems, clean up landfills, and turn what was once waste into a valuable new resource to create new tires and other products for commercial use. Our process will further reduce scrap tires to their core components and is completely recyclable with no waste products being developed. It is management’s belief that it won’t be long before all the scrap tires generated in much of the U.S. are recovered. Processors will then begin to work on reducing old tire piles.

GOVERNMENT REGULATION

The passage of the Energy Independence and Security Act of 2007 was designed “[t]o move the United States toward greater energy independence and security, to increase the production of clean renewable fuels, to protect consumers, to increase the efficiency of products….and to improve the performance of the Federal Government.”  We believe that we will clearly reap the benefits of such broad sweeping legislation. Title II of the Energy Independence and Security Act of 2007 specifically calls for the increased production of biofuels and authorizes grants for biofuel infrastructure projects.  We have goals in accordance with provisions and mandates of the Energy Independence and Security Act of 2007.

Similarly, the Green Energy Paper Manufacturing Act of 2009 amended the IRS Code of 1986 to allow a credit against income tax to taxpayers using energy derived from biomass to power domestic paper, pulp and paperboard manufacturing facilities.

COMPETITION

We compete with other companies involved in the same business operations some of which have substantially greater financial resources than we have. We also compete with other companies for engineers and other skilled personnel.

EMPLOYEES

As of the date of this Annual Report, we employ five full time employees in the United States.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We may need to raise additional financing to further the development and marketing of our processes.

We were incorporated on December 31, 2007, and have not generated any revenues. We may require additional financing in order to continue the development and marketing of our processes in the waste management and treatment industry, the tire recycling industry and the alternative fuel industry and assessment of the commercial viability of our business operations. Furthermore, if the costs of our planned development and marketing of our processes are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued development, marketing and manufacturing and outsourcing of our processes and the overall development of our business will depend upon our ability to establish the commercial viability of our processes and to ultimately sustain cash flow from operations and reach profitable operations. We currently are in the developmental stage. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that debt financing may not be an alternative to us as we are in the developmental stage. Alternatively, we may finance our business by offering an interest in any of our future projects to be earned by another party or parties carrying out further marketing and outsourcing of our processes or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain additional financing if necessary, we may not be able to continue our business activities and assessment of the commercial viability of our processes. Further, if we are able to establish that the continuous development and marketing of our processes is commercially viable and our net income is not sufficient to carry out our future marketing plans, our inability to raise additional financing at this stage may result in our inability to effectively use our processes.

We may need to obtain additional capital to complete the development and marketing and outsourcing of our alternative energy processes, and the failure to secure additional capital may prevent us from executing our plan of operation.

To fund the development of our business plan, we may be required to either obtain debt or equity financing and/or enter into strategic alliances with other partners to provide funding. The amount of funding needed to complete the marketing of our processes may be substantial and may be in excess of the amount of capital we are able to raise. In addition, we have not indentified the sources for the additional financing that we may require, and we do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, the results and quality of our processes and investment sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis and our net income decreases, the development of our technology and processes and facilities could be delayed and we could be forced to limit or terminate our operations. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing shareholders.

Competition from other companies may adversely affect our operations.

As a new small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financing, technical, manufacturing, marketing, distribution and other resources than us. The alternative energy industry in the United State is highly competitive and continually evolving as participants strive to distinguish themselves and compete in the industry. Competition is likely to continue to increase with the emergence and commercialization of new alternative energy technologies. If we are not successful, we will not be able to compete with other energy technologies. Moreover, the success of alternative energy generation technologies may cause larger, conventional energy companies with substantial financial resources to enter the alternative energy industry. These companies, due to their greater inability to respond effectively to our competition could result in our inability to commence meaningful operations, achieve profitable operations or otherwise success in other aspects of our business plan.

We may not have sufficient legal protection of our technologies and other proprietary rights, which could result in the loss of some or all of our rights or the use of our intellectual properties by our competitors.

Our success depends substantially on our ability to use our technologies and to maintain our trade secrecy and not infringe the proprietary rights of third parties. We cannot be sure that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or protection for our processes or products, there is no guarantee that the protection coverage of these processes and/or products will be sufficiently broad to protect us from competitors or that we will be able to enforce claims against potential infringers.

 It is possible that we may need to acquire patent protection or to contest the validity of issued or pending patents or claims of third parties. We cannot be sure that any claim would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in depending ourselves in suits brought against us for alleged infringement of another party’s patents or in bringing patent infringements suits against other parties in the event we obtained patent protection.

We also rely on trade secrets, proprietary know-how and technology that we will seek to protect, in part, by confidentiality agreements without prospective partners, employees and consultants. We cannot be sure that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary known-how will not otherwise become known or be independently discovered by others.

We are relatively a new entrant into the industry with no operating history, and waste management and treatment, tire recycling and alternative fuel industry is subject to operational hazards which we may not be able to control.

It has only been since October 2009 that our business operations and focus is on waste management and treatment, tire recycling and alternative fuel industry. As a result, there is no information regarding production or revenue generation. Our future revenues may be limited. Our business is subject to many risks and the potential profitability of future possible business operations depends upon factors beyond our control. The potential profitability of developing, producing and marketing alternative fuels is dependent upon many factors and risks beyond our control, including, but not limited to: (i) geological problems; (ii) equipment failures at the processing waste and producing energy production facilities; (iii) the occurrence of unusual weather or operating conditions and other force majeure events; (iv) accidents; (v) delays in the receipt of or failure to receive necessary government permits; (vi) delays in transportation; (vii) labor disputes; (viii) government permit restrictions and regulation restrictions; (ix) unavailability of materials and equipment; and (x) the failure of equipment or processes to operate in accordance with specifications or expectations. We may not have insurance to cover those risks. We intend to seek insurance appropriate for our business as we commence significant operations. The insurance that we plan to obtain, if obtained, may not be adequate to cover fully the potential operational hazard described above.

We will compete for raw materials for which many other mature industries also compete.

We will compete for raw materials with other industries that also have a need for those materials. If we cannot compete successfully to acquire raw materials, we will have to secure tolling agreements, reduce production or increase the cost of production, thereby affecting the overall profitability.

Federal regulations concerning tax incentives could expire or change, which could cause an erosion of the current competitive strength of the alternative fuel industry, the waste management and treatment industry and the tire recycling industry.

Congress currently provides certain federal tax credits and a renewable fuels tax stimulus which are intended to help the United States switch to renewable fuels. The renewable fuel tax stimulus may assist our products in being an affordable replacement for petroleum based fuels, especially since they do not add any CO2 to the atmosphere. Carbon credits generated by using renewable fuels can benefit us and our customers and are currently traded as a commodity on the Chicago Climate Exchange. We could be dependent on continuation of these tax credits and carbon credits. The credits have supported a market for renewable fuels that might disappear without the credits. These credits may not continue beyond any scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of renewable fuels in a material way, and we cannot assure investors that any of these tax incentives or credits will be continued. The elimination or reduction of federal tax incentives or tax credits could have a material adverse impact on our business by making alternative fuels more costly, which would in turn lower demand for our renewable energy products.

Law enforcement of environmental and energy policy regulations may adversely affect demand for alternative energy fuels and technologies.

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent standards continues, we will depend on the ability of alternative renewable energy products to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for alternative renewable energy products.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success.  The loss of the service of members of the management could have a material adverse effect on us.  In particular, our success is highly dependant upon the efforts of our President, Haim Mayan, the loss of whose services would have a material adverse effect on our success and development.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

Sales of a Substantial Number of Shares of Our Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of Our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of Our Common Stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 61,838,753 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 49,828,755 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. However, there has been no trading history. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends; and (ix) commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 75,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

We may, in the future, grant to some or all of its directors, key employees and consultants options to purchase its common shares at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options are granted and exercised, the interests of our then existing shareholders will be subject to additional dilution.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

The trading price for our common shares is volatile.

Securities of micro- and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in its financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to our performance that may have an effect on the price of its common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; the lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of its common shares that persists for a significant period of time could cause our securities to be delisted from the OTCBB, further reducing market liquidity.  As a result of any of these factors, the market price of our common shares at any given point in time may not accurately reflect our long-term value.

We have no record of paying dividends.

We have no dividend record.  We have not paid any dividends on the common shares since incorporation and do not anticipate doing so in the foreseeable future.  Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition, capital requirements, business opportunities and restrictions contained in any financing agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Our principal office space is located at 5300 NW 12th Avenue, Suite 1, Ft. Lauderdale, Florida 33309. The office space is for corporate identification, mailing, and courier purposes only and is provided to us at no cost. The office and services related thereto may be cancelled at any time.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

As of the date of this Annual Report, shares of our common stock have not commenced trading on the OTC Bulletin Board. When trading commences, our shares will trade under the symbol “ISPI:OB”. The market for our common stock will be limited, and may be volatile.

As of December 31, 2009, we had 35 shareholders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECTION 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below presents information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders Warrants	-0-	-0-	-0-
Total

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2009, the following shares of our common stock were issued as set forth below.

Purchase Agreement

Effective September 16, 2009, the Sellers and the Purchasers entered into that certain agreement for the purchase of common stock and warrants (the “Purchase Agreement”). In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold 4,990,000 shares of our common stock and 5,000,000 warrants to purchase shares of our common stock (the:Warrants”). The Warrants were created by Order of the U.S. Bankruptcy Court for the Southern District of California as part of the Chapter 11 Plan of Reorganization of the Company’s former parent, Arrin Systems, Inc. Certain Sellers are the holders of Warrants Class A-1 through A-5, Class B-1 through B-5, Class C-1 through C-5, Class D-1 through D-5 and Class E-1 through E-5 (collectively, the “Warrant Holders”), with each Warrant reflecting an aggregate of 250,000 Warrants convertible into shares of our common stock at either $1.00 per share or at any conversion price as may be determined by the vote of the Board of Directors of the Company. The Warrant Holders assigned their respective class of Warrants to certain individuals (collectively, the “Assignees”) in accordance with those certain assignment of warrant agreements dated November 11, 2009 (collectively, the “Assignments”).

Effective November 13, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments, established the conversion price of the Warrants at $0.175 per share, and authorized the issuance of an aggregate 28,571,429 shares of our common stock in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the “Notices of Conversion”).

The 28,571,429 shares of common stock were issued to a approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected statement of operations data for fiscal years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended December 31 2009 and 2008		For the Period from December 29, 2003 (inception) to December 31, 2009

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	-0-	3,425	3,650
General and administrative expenses	-0-	350	350
Operating Income (Loss)	-0-	(3,775)	(4,000)

Net Income (Loss)	-0-	(3,775)	(4,000)

BALANCE SHEET DATA
Total Assets	1,567	1,567
Total Liabilities	-0-	-0-
Total Stockholders’ Equity	1,567	1,567

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (December 31, 2007) through December 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As noted above, we were recently organized as the result of the bankruptcy of our former affiliate. We have conducted no operations other than acquisition of certain software from our former affiliate, Arrin Systems, Inc., the preparation of our filings with the SEC, and preliminary discussions with various individuals and businesses concerning licensing (with one party) or a business combination (with several parties). Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was -0- compared to a net loss of ($3,775) during fiscal year ended December 31, 2008. During fiscal years ended December 31, 2009 and 2008, we did not generate any revenue from operations.

During fiscal year ended December 31, 2009, we did not incur any operating expenses as compared to operating expenses of $3,775 incurred during fiscal year ended December 31, 2008. The operating expenses incurred during fiscal year ended December 31, 2008 consisted of $3,425 in professional fees and $350 in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, out net loss during fiscal year ended December 31, 2009 was $-0- as compared to a net loss during fiscal year ended December 31, 2008 of ($3,775).  The basic weighted average number of shares outstanding was 10,567,324 for fiscal year ended December 31, 2009 compared to 10,142,666 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As at December 31, 2009, our current assets were $1,567 and our current liabilities were $-0-, which resulted in a working capital surplus of $1,567. As of December 31, 2009, current assets were comprised of $1,000 in receivable and $567 in valuation of software.

As at December 31, 2009, our total liabilities were $-0-.

Stockholders’ equity for fiscal years ended December 31, 2009 and December 31, 2008 was $1,567.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was $-0-. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($4,775) consisting of a net loss of ($3,775) and changed by an increase of $1,000 for receivable and $225 for accrued expenses payable.

Cash Flows from Investing Activities

We did not engage in any investing activities during the fiscal years ended December 31, 2009 or December 31, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2009, net cash flows provided from financing activities was $-0- compared to $5,000 for fiscal year ended December 31, 2008. Cash flows from financing activities for fiscal year ended December 31, 2008 consisted of $5,000 in common stock issuances.

PLAN OF OPERATION AND FUNDING

As noted above, we were recently organized as the result of the bankruptcy of our former affiliate. We have conducted no operations other than acquisition of certain software from our former affiliate, Arrin Systems, Inc., the preparation of our filings with the SEC, and preliminary discussions with various individuals and businesses concerning licensing (with one party) or a business combination (with several parties). We have no cash. It is anticipated that we will incur expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, our present management may pay these charges with their personal funds, as interest free loans us, or as capital contributions. Therefore, we will also need advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

As of the date of this Annual Report, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INFOSPI, INC.

General Contents

Independent Auditor’s Report

Index to 10K

Financial Statements (Audited)
Balance Sheet
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flow

Items 1 – 15

Notes to Financial Statements

Consent to Use

John Beall, CPA
Cornell, Beall & Leigh, LLC
869 N. Main Steet * Suite 203
Alpharetta  * Georgia * 30004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
INFOSPI,INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of INFOSPI,INC. as at December 31, 2009 and the related statements of operation, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INFOSPI,INC.as at December 31, 2009, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ John Beall, CPA

----------------------------------
John Beall, CPA May 12, 2010 Alpharetta, Georgia

John Beall, CPA
Cornell, Beall & Leigh, LLC
869 N. Main Steet * Suite 203
Alpharetta  * Georgia * 30004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INFOSPI,INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of INFOSPI,INC.as at December 31, 2008 also as at December 31, 2007 and the related statements of operation, shareholders' equity and cash flows for the period from December 31, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ John Beall, CPA

----------------------------------
John Beall, CPA May 12, 2010 Alpharetta, Georgia

Balance Sheet (Audited)
December 31, 2009

ASSETS

	As of December 31, 2009	As of December 31, 2008
CURRENT ASSETS

Cash	$-	$-
Receivable from Others	1,000	1,000
Software	567	567

TOTAL ASSETS	$1,567	$1,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL CURRENT LIABILITIES	$-	$-

STOCKHOLDERS’ EQUITY (DEFICIT) Common stock, $0.001 par value: 75,000,000 shares Authorized, 5,567,324 shares issued and outstanding as of 12.31.08 and 12.31.09	5,567	5,567

Deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,567	$1,567

See Notes to Financial Statements

Statements of Operations (Audited)
December 31, 2009

	Year Ended		Inception 12.31.07
	12.31.09	12.31.08	Through 12.31.09

REVENUE	$ -	$ -	$ -
Total Revenue	-	-	-

EXPENSES
Professional Expenses	-	3,425	3,650
General & Admin Exps	-	350	350

OPERATING INCOME (LOSS)	$ -	$ (3,775)	$ (4,000)

OTHER INCOME (EXPENSES)	$ -	$ (3,775)	$ -

Current Income Tax	-	-	-
Income Tax Benefit	-	-	-

NET INCOME (LOSS)	$ -	$ (3,775)	$ (4,000)

Basic (Loss) per Share	-	(0.0007)

Weighted Average number
Of Common Shares outstanding	5,567,324	5,142,666

Diluted (Loss) per Share assuming
All 5,000,000 warrants were
exercised	-	0.0004

Weighted number of shares
outstanding after exercise of
5,000,000 warrants	10,567,324	10,142,666

See Notes to Financial Statements

Statements of Change in Stockholders’ Equity (Audited)
December 31, 2009

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders Equity

Common Stock Issued Per Court Order 12.31.07	567,324	$ 567	-	-	$ 567

Net Loss for year ended 12.31.07	-	-	-	(225)	(225)

Balance, 12.31.07	567,324	$ 567	-	(225)	$ 342

Common Stock Issued per Court Order 01.15.08	1,000,000	$ 1,000	-	-	$ 1,000

Common Stock Issued for Cash 02.04.08	4,000,000	4,000	-	-	4,000

Net (Loss) for year ended 12.31.08	-	-	-	(3,775)	(3,775)

Net Gain/(Loss) for year ended 12.31.09	-	-	-	-	-

Balance 12.31.09	5,567,324	$ 5,567	-	(4,000)	$ 1,567

See Notes to Financial Statements

Statements of Cash Flows (Audited)
December 31, 2009

	Year Ended		Inception 12.31.07
	12.31.09	12.31.08	Through 12.31.09

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ (3,775)	$ (4,000)

Adjustments to reconcile net income (loss)
To net cash (used in) operations	-	-	-
Changes in operating assets and liabilities
Increase (Decrease) in receivable from other		(1,000)	(1,000)
Increase (Decrease) in accrued expense payable	-	(225)	-
NET CASH PROVIDED BY (USED IN) OPERATIONS	-	(4,775)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-
Acquisition of software	-	-	(567)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	5,000	5,567

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,000	5,567

NET INCREASE (DECREASE)	-	-	-

CASH BEGINNING OF PERIOD	-	-	-

CASH END OF PERIOD	$ -	$ -	$ -

Supplemental Disclosures of Cash Flow Information
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

See Notes to Financial Statements

INFOSPI, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.   BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net losses per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares potentially outstanding, assuming that all outstanding warrants, options, etc. were exercised. The Company has warrants outstanding, which are exercisable for a total of 5,000,000 common shares.

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

e. GOODWILL and OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition.  Goodwill and intangible assets acquired in a purchase or business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 (“SFAS 142”), “Goodwill and Other Intangible Assets”.  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value is determined using a discounted cash flow analysis.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

g.  STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  The Company has elected to account for employee stock options using the intrinsic value method under APB 25.  By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2010, there were a total of 5,567,324 common shares issued and outstanding.

The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court: On December 12, 2007, the Court ordered the distribution of shares in InfoSpi, Inc. to all general unsecured creditors of Arrin, with these creditors to receive one share in InfoSpi for each $2.94 of Arrin’s debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2007.

The Court also ordered the distribution of shares and warrants in InfoSpi, Inc. to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin’s administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00.

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share, which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at December 31, 2009.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the year 2007 or the year ended 2008.  As of March 31, 2010 there has been no activity and no U.S. federal income tax provision necessary.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at March 31, 2010. These warrants are more fully described above in Note 4: Stockholders’ Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the year ended December 31, 2008 other than the warrants described above.

NOTE 9.  SUBSEQUENT EVENTS
There are no subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Cornell, Beall & Leigh, LLC (“CBL”), 869 N. Main Street, Suite 203, Alpharetta, Georgia 30004. The report of CBL on our financial statements for fiscal years ended December 31, 2009 and December 31, 2008 (which include the balance sheets as of December 31, 2009 and 2008 and the statements of operations), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended December 31, 2009, there were no disagreements between us and CBL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CBL, would have caused CBL to make reference thereto in its report on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Following the Purchase Agreement: (i) Harold Hartley resigned as the President/Chief Executive Officer and a director effective as of September 23, 2009; (ii) William R. Willard resigned as the Chief Financial Officer/Treasurer, Secretary and as a director effective as of September 23, 2009; (iii) Haim Mayan consented to act as the  President and Chief Executive Officer and as a director effective as of October 28, 2009 (which Mr. Mayan resigned his position as the Chief Executive Officer effective February 25, 2010); (iv) Chris Hamilton consented to act as the Vice President and a director effective as of October 28, 2009 (which Mr. Hamilton resigned his position as the Vice President and a director effective April 27, 2010) ; (v) Olivier Danan consented to act as the Vice President and Chief Operating Officer and a director effective as of October 28, 2009 (which Mr. Danan resigned his positions as the Vice President and Chief Operating Officer and a director effective April 27, 2010); (vi) Michel Brunet consented to act as the Secretary and a director of the Company effective as of October 28, 2009; and (vii) Ashley M. Hollington consented to act as the Chief Operations Officer and as a director effective March 10, 2010.

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Haim Mayan	43	President, Chief Executive Officer, Chief Financial Officer and a Director
Michel Brunet	66	Secretary and a Director
Ashley Hollington	44	Chief Operations Officer and a Director

Haim Mayan.  Since 1990, Mr. Mayan has been engaged in executive roles with private and/or public companies. Prior to joining us, Mr. Mayan served as president of Mayan group LLC in  Miami , Florida . Mayan Group LLC owned and operated a large condo community and home rentals.  From 1991 to present, Mr. Mayan owned and managed a construction company and  several real-estate development and commercial properties including, Oxembergeve LTD ,  Gvahim LTD  in Tel Aviv,  and Mayan Group LLC which had  several other successful development. Since 2005, Haim has made exhaustive research into the conversion of existing products into oil especially into the tire to oil market  and the conversion of algae into oil for bio-diesel.

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

Ashley Michael Hollington.   During the past thirty years, Mr. Hollington has been engaged as a chartered quantity surveying professional providing project solutions at stratgeic and technical levels to a diverse range of clients. Mr. Hollington has been a leader in a variety of project environments and has extensive knowledge of project controls, risk management, value engineering, problem solving and process development with the ability to view strategy and translate into results. From approximately February 2008 to present, Mr. Hollington has been engaged as the associate director of Gleeds Management Services where he is responsible for delivery of project management services throughout Wales and the lead project manager on two new hospital projects. From approximately February 1998 to January 2008, Mr. Hollington was an associate at EC Harris where he was the commercial manager to Capital Alliance Development Team, implemented common processes, procedures and reporting structures across whole capital delivery units, the lead commercial manager in area of delivery team and lead commercial support to the commercial director and team in operations and maintenance arena. From approximately 1996 through 1998, Mr Hollington was the contract development manager at Beard Dove Ltd. where he structured contracts, contract amendments, national framework agreements and refurbished contracts and cost plans. From approximately 1993 through 1995, Mr. Hollington was the area office manager with Robinson Low Francis where he was responsible for contract and staff management and business marketing. From approximately 1992 through 1993, Mr. Hollington was the senior surveyor with Balfour Beatty Project and Engineering where he was the commercial lead on colling section of projects. From approximately 1989 thoguh 1992, Mr. Hollington was the associate director with How Design and Management Limited where he was responsible for all financial and commercial aspects of projects. From approximately 1982 through 1989, Mr. Hollington was the senior quantity surveyor with WPE Limited (Bristol, Cardiff and London) where he was responsible for a variety of projects involving the opening of new offices and business. Lastly, from approximately 1973 through 1980, Mr. Hollington was a surveyor with Tilbury Construction Limted and Espley Tyas Construction Limited, respectively, where he was the surveyor on a vaiety of civil engineering and building projects.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established a compensation committee nor a nominating committee. We intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009. The exception to the compliance is

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Executive Officer Compensation Table
Name and Principal Position	Year (US$)	Salary (US$)	Bonus (US$)		Stock Awards (US$)	Option Awards (US$)	Non Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
William Hartley	2008 2009	$-0- -0-	$	--0- -0-	-0- -0-	0 0	0 0	0 0	0 0		$-0- -0-
Haim Mayan	2009	$-0-		0	0	0	0	0	0	$

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2009

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted to the Named Executive Officer:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (US$)
Haim Mayan	$0	$0	0	0	0	0	$0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we do not have any contractual relationships with certain of our executive officers and directors as follows.

INDEMNIFICATION

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 13, 2009, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 61,838,753 shares of common stock issued and outstanding

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Haim Mayan 12000 North Bayshore Drive Suite 305 North Miami, Florida 33181	12,150,000	19.65%
Ashley Hollington Address	-0-	0%
Michel Brunet 4053 Vendome Avenue Montreal, Quebec Canada H4A 3N2	400,000	Nil
All executive officers and directors as a group (3 persons)	12,550,000	20.30%
Beneficial Shareholders Greater than 10%
Olivier Danan 256 SW 5th Street Baca Raton, Florida 33432	13,950,000 (2)	22.56%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.

(2)	As of the date of this Annual Report, these shares are subject to a private sale and purchase agreement that has not been consummated.

CHANGES IN CONTROL

Other than as referenced in Footnote 2 above, we are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2009, we incurred $2,500.00 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and August 31, 2009.

During fiscal year ended December 31, 2008, we incurred approximately $2,500.00 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During fiscal year ended December 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Incorporated by reference
Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation of Registrant	Form 10	02-20-08	3.1
3.2	Bylaws	Form 10	02-20-08	3.2

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPI, INC.

Dated: May 14, 2010	By:	/s/ HAIM MAYAN
Haim Mayan, President

Dated: May 14, 2010	By:	/s/ HAIM MAYAN
Haim Mayan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2010	By:	/s/ HAIM MAYAN
Director

Dated: May 14, 2010	By:	/s/ MICHEL BRUNET
Director

Dated: May 14, 2010	By:	/s/ ASHLEY HOLLINGTON
Director