Form 10-Q
period 2010-03-31
InfoSpi, Inc.
filed 2010-05-24
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-53104

InfoSpi Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	51-0668045 (I.R.S. Employer Identification No.)

5300 NW 12th Avenue, Suite 1 Fort Lauderdale, Florida 33309 (Address of principal executive offices)

(858) 531-5723 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 24, 2010
Common Stock, $0.001	61,838,753

INFOSPI INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INFOSPI, INC.

FINANCIAL STATEMENTS FOR  QUARTER ENDED:                                                                           INFOSPI, INC.
MARCH 30, 2010
INDEPENDENT’S AUDITORS REPORT

INFOSPI, INC.

TABLE OF CONTENTS

PART I

Item 1           Independent Auditor’s Report

Item 2           Financial Statements (Audited)
Balance Sheet
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flow

Item 3           Notes to Financial Statements

Item 4           Consent to Use

CORNELL, BEALL & LEIGH, LLC
869 N. Main Street, Suite 203
Alpharetta, Georgia 30004
404.694.9326

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of INFOSPI, INC.
(A Development Stage Company)

We have audited the accompanying financial statements of INFOSPI, INC. as of March 31, 2010, including the related balance sheet, statement of operations, shareholders’ equity and cash flows for the period ended March 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board and Generally Accepted Accounting Principles for the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INFOSPI, INC. as of March 31, 2010, and the results of its operation and its cash flows for the period ended March 31, 2010, are in conformity with U.S. Generally Accepted Accounting Principles.

John Beall, CPA

CORNELL, BEALL & LEIGH, LLC.
April 26, 2010

INFOSPI, INC.
(A Development Stage Company)

Balance Sheet (Audited)
March 31, 2010

ASSETS

	As of March 31, 2010	As of December 31, 2009
CURRENT ASSETS

Cash	$-	$-
Receivable from Others	1,000	1,000
Software	567	567

TOTAL ASSETS	$1,567	$1,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL CURRENT LIABILITIES	$-	$-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value: 75,000,000 shares
Authorized, 5,567,324 shares issued and outstanding
as of 03.31.2010 and 12.31.09	5,567	5,567
Deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,567	$1,567

INFOSPI, INC.
(A Development Stage Company)

Statements of Operations (Audited)
March 31, 2010

	Three Months Ended		Year Ended			Inception 12.31.07
	03.31.10	03.31.09	12.31.09		12.31.08	Through 03.31.10

REVENUE	$-	$-	$-		$-	$-
Total Revenue	-	-	-		-	-

EXPENSES
Professional Expenses	-	-	-		3,425	3,650
General & Admin Exps	-	-	-		350	350

OPERATING INCOME (LOSS)	$-	$-	$-		$(3,775)	$(4,000)

OTHER INCOME (EXPENSES)	$-	$-	$-	$	(3,775)	$-

Current Income Tax	-	-	-		-	-
Income Tax Benefit	-	-	-		-	-

NET INCOME (LOSS)	$-	$-	$-		$(3,775)	$(4,000)

Basic (Loss) per Share	-	-	-		(0.0007)

Weighted Average number
of Common Shares outstanding	5,567,324	6,495,211	5,567,324		5,142,666

Diluted (Loss) per Share assuming
all 5,000,000 warrants were
exercised	-	-	-		0.0004

Weighted number of shares
outstanding after exercise of
5,000,000 warrants	10,567,324	11,495,211	10,567,324		10,142,666

INFOSPI, INC.
(A Development Stage Company)

Statements of Change in Stockholders’ Equity (Audited)
March 31, 2010

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders Equity

Common Stock Issued Per Court Order 12.31.07	567,324	$567	-	-	$567

Net Loss for year ended 12.31.07	-	-	-	(225)	(225)

Balance, 12.31.07	567,324	$567	-	(225)	$342

Common Stock Issued per Court Order 01.15.08	1,000,000	$1,000	-	-	$1,000

Common Stock Issued for Cash 02.04.08	4,000,000	4,000	-	-	4,000

Net Loss for year ended 12.31.08	-	-	-	(3,775)	(3,775)

Balance, 03.31.10	5,567,324	$5,567	-	(4,000)	$1,567

INFOSPI, INC.
(A Development Stage Company)

Statements of Cash Flows (Audited)
March 31, 2010

	Three Months Ended		Year Ended		Inception 12.31.07
	03.31.10	03.31.09	12.31.09	12.31.08	Through 03.31.10

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$-	$-	$-	$(3,775)	$(4,000)

Adjustments to reconcile net income (loss)
To net cash (used in) operations	-	-	-	-	-
Changes in operating assets and liabilities
Increase (Decrease) in receivable from other	-	-	-	(1,000)	(1,000)
NET CASH PROVIDED BY (USED IN) OPERATIONS	-	-	-	(4,775)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-	-	-
Acquisition of software	-	-	-	-	(567)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	-	5,000	5,567

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-	5,000	5,567

NET INCREASE (DECREASE)	-	-	-	-	-

CASH BEGINNING OF PERIOD	-	-	-	-	-

CASH END OF PERIOD	$-	$-	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

INFOSPI, INC.
(A Development Stage Company)

Notes to Financial Statements
March 31, 2010

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

InfoSpi, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the Chapter 11 reorganization of Arrin Systems, Inc. (“Arrin”). Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007.  The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.  Under Arrin’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, InfoSpi was organized to own, develop, and market the proprietary software developed by Arrin to automate background checks of prospective employees.

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
March 31, 2010

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
March 31, 2010

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

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at March 31, 2010.

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

CURRENT OPERATIONS

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

Alternate Fuels

Alternate energy crops for biofuel production is another of our key objectives. As of the date of this Quarterly Report, we are developing a strategy with regard to both micro algae feed stock and jatropha/castor feedstock.

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Three Month Periods Ended March 31, 2010 and March 31, 2009		For the Period from December 29, 2003 (inception) to March 31, 2010

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	-0-	-0-	3,650
General and administrative expenses	-0-	-0-	350
Operating Income (Loss)	-0-	-0-	(4,000)

Net Income (Loss)	-0-	-0-	(4,000)

BALANCE SHEET DATA
Total Assets	1,567	1,567
Total Liabilities	-0-	-0-
Total Stockholders’ Equity	1,567	1,567

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (December 31, 2007) through March 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009.

Our net loss for the three month period ended March 31, 2010 was -0- compared to a net loss of $-0- for the three month period ended March 31, 2009. During the three month periods ended March 31, 2010 and 2009, we did not generate any revenue from operations.

During the three month period ended March 31, 2010, we did not incur any operating expenses as compared to operating expenses of $-0- incurred during the three month period ended March 31, 2009. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The basic weighted average number of shares outstanding was 10,567,324 for the three month period ended March 31, 2010 compared to 11,495,211 for the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As at March 31, 2010, our current assets were $1,567 and our current liabilities were $-0-, which resulted in a working capital surplus of $1,567. As of March 31, 2010, current assets were comprised of $1,000 in receivable and $567 in valuation of software.

As at March 31, 2010, our total liabilities were $-0-.

Stockholders’ equity for the three month periods ended March 31, 2010 and March 31, 2009 was $1,567.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was $-0-. For the three month period ended March 31, 2009, net cash flows used in operating activities was $-0-.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month periods ended March 31, 2010 and March 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2010, net cash flows provided from financing activities was $-0- compared to $-0- for the three month period ended March 31, 2009.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  Since we plan to distribute and market our products outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, all revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar will be limited to our costs of goods sold.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer/Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective on April 27, 2010, our Board of Directors accepted the resignations from Chris Hamilton as the Vice President and a director and Oliver Danan as the Vice President and Chief Operating Officer and a director effective April 27, 2010. Simultaneously, out Board of Directors accepted the consent from Haim Mayan as the interim Chief Executive Officer and Chief Financial Officer effective April 27, 2010 and confirmed Mr. Mayan’s continuing appointment to our Board of Directors. Therefore, as of the date of this Quarterly Report, the Board of Directors is comprised of Haim Mayan, Michel Brunet and Ashley Hollington.

Biography

Haim Mayan.  Since 1990, Mr. Mayan has been engaged in executive roles with private and/or public companies. Prior to joining us, Mr. Mayan served as president of Mayan group LLC in Miami, Florida. Mayan Group LLC owned and operated a large condo community and home rentals. From 1991 to present, Mr. Mayan owned and managed a construction company and  several real-estate development and commercial properties including, Oxembergeve LTD,  Gvahim LTD  in Tel Aviv, and Mayan Group LLC which had  several other successful development. Since 2005, Haim has made exhaustive research into the conversion of existing products into oil especially into the tire to oil market and the conversion of algae into oil for bio-diesel.

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

ITEM 6. EXHIBITS

Exhibits:

31.1    Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules,12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certifications of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPI INC.

Dated: May 24, 2010                                                                           By: /s/ Haim Mayan
__________________________________
Haim Mayan, interim Chief Executive Officer

Dated: May 24, 2010                                                                           By: /s/ Haim Mayan
___________________________________
Haim Mayan, interim Chief Financial Officer