Form 10-Q/A
period 2010-03-31
InfoSpi, Inc.
filed 2010-08-13
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
Form 10-Q

Mark One
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 000-53104

InfoSpi Inc.
(Name of small business issuer in its charter)

Nevada	51-0668045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1720 Harrison St., 18th Floor, Suite Penthouse A Hollywood, FL 33020 USA (Address of principal executive offices)

(954) 274-0551 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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
Yes ☒   No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes☐  No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 24, 2010
Common Stock, $0.001	61,838,753

INFOSPI INC.

Form 10-Q

PART I

ITEM I. FINANCIAL STATEMENTS

INFOSPI INC.

FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)

CORNELL, BEALL & LEIGH, LLC
2220 Annie B. Trail
Cumming, Georgia 30040
404.694.9326

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of INFOSPI, INC.
(A Development Stage Company)

We have audited and amended the accompanying financial statements of INFOSPI, INC. as of March 31, 2010, including the related balance sheet, statement of operations, shareholders’ equity and cash flows for the period ended March 31, 2010.  The amended portions are attributed to additional development cost and incurred liabilities.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

John Beall, CPA

CORNELL, BEALL & LEIGH, LLC.
August 5, 2010

INFOSPI, INC.
(A Development Stage Company)

Amended Balance Sheet (Audited)
March 31, 2010

ASSETS

	As of March 31, 2010	As of December 31, 2009
CURRENT ASSETS
Cash	$-	$-
Receivable from Others	1,000	1,000
Software	567	567
Development Costs	97,550	-

TOTAL ASSETS	$99,117	$1,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$38,550	$-
Long-Term Liabilities	59,000	-

TOTAL CURRENT LIABILITIES	$97,550	$-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value: 75,000,000 shares
Authorized, 5,567,324 shares issued and outstanding
as of 03.31.2010 and 12.31.09	5,567	5,567
Deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,117	$1,567

INFOSPI, INC.
(A Development Stage Company)

Amended Statements of Operations (Audited)
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

Amended Statements of Change in Stockholders’ Equity (Audited)
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

INFOSPI, INC.
(A Development Stage Company)

Amended Statements of Cash Flows (Audited)
March 31, 2010

	Three Months Ended		Year Ended		Inception 12.31.07
	03.31.10	03.31.09	12.31.09	12.31.08	Through 03.31.10

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$-	$-	$-	$(3,775)	$(4,000)

Adjustments to reconcile net income (loss)
To net cash (used in) operations	-	-	-	-	-
Changes in operating assets and liabilities
(Increase) Decrease in receivable from other	-	-	-	(1,000)	(1,000)
NET CASH PROVIDED BY (USED IN) OPERATIONS	-	-	-	(4,775)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-	-	-
Acquisition of software	-	-	-	-	(567)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	-	5,000	5,567

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-	5,000	5,567

NET INCREASE (DECREASE)	-	-	-	-	-

CASH BEGINNING OF PERIOD	-	-	-	-	-

CASH END OF PERIOD	$-	$-	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Development Costs	$97,550	$-	$-	$-	$97,550

Income taxes paid	$-	$-	$-	$-	$-

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

NOTE 8. COMMITMENT AND CONTINGENCY

As of the year ended December 31, 2008 and December 31, 2009 there were no commitments to report other than the warrants described above.  As of March 31, 2010 commitments in the form of development costs were added as reflected, in the amounts of $38,550 as short-term debt and $59,000 as long-term debt.

NOTE 9.  SUBSEQUENT EVENTS

There are no subsequent events to report.

August 5, 2010

Dear Sir:

The firm of Cornell, Beall & Leigh, LLC consents to the inclusion of our report of August 5, 2010, on the amended audited financial statements of InfoSpi, Inc. as of December 31, 2008, in any filings that are necessary now or in the future with the U.S. Securities and Exchange Commission.

Best Regards,

John Beall
John Beall, Principal
Cornell, Beall & Leigh, LLC
2220 Annie B. Trail
Cumming, Georgia 30040
404.694.9326

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

This Quarterly Report on Form 10-Q is being amended to reflect a long-term liability in the amount of $59,000, which was evidenced by a promissory note dated January 17, 2010 between InfoSpi Inc. and Scholnic Consulting Corp., and accounts payable in the amount of $38,550. This had a corresponding effect of increasing assets by $97,550 as development costs.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Three Month Periods Ended March 31, 2010 and March 31, 2009		For the Period from December 29, 2003 (inception) to March 31, 2010

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	-0-	-0-	3,650
General and administrative expenses	-0-	-0-	350
Operating Income (Loss)	-0-	-0-	(4,000)

Net Income (Loss)	-0-	-0-	(4,000)

BALANCE SHEET DATA
Total Assets	99,117	1,567
Total Liabilities	97,550	-0-
Total Stockholders’ Equity	99,1 17	1,567

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

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As at March 31, 2010, our current assets were $99,117 and our current liabilities were $97,550 , which resulted in a working capital surplus of $1,567. As at March 31, 2010, current assets were comprised of: (i) $1,000 in receivable from others; (ii) $567 in software; and (iii) $97,550 in development costs.

As at March 31, 2010, our total current liabilities were $97,550.  As at March 31, 2010, total currant liabilities were comprised of: (i) $38,550; and (ii) $59,000.

Stockholders’ equity for the three month period ended March 31, 2010 was $99,117 and $1,567 for the three month period ended March 31, 2009.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certifications of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPI INC.

Date: August 11 , 2010	By:	/s/ Haim Mayan
Haim Mayan, interim Chief Executive Officer

Date: August 11 , 2010	By:	/s/ Haim Mayan
Haim Mayan, interim Chief Executive Officer