Form 10-Q
period 2010-06-30
InfoSpi, Inc.
filed 2010-08-13
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53104

InfoSpi Inc.
(Name of small business issuer in its charter)

Nevada	51-0668045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1720 Harrison Street, 18th Floor, Suite Penthouse A Hollywood, Florida 33020
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
Yes ☒  No☐

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
Yes ☐ No☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes☐ No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2010
Common Stock, $0.001	61,838,753

INFOSPI INC.

Form 10-Q

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets	5
	Consolidated Statements of Operations	6
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	189

Item 4.	Controls and Procedures	19

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Reserved and Removed	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS FOR
 QUARTER ENDED: JUNE 30, 2010

CORNELL, BEALL & LEIGH, LLC
2220 Annie B. Trail
Cumming, Georgia 30040
404.694.9326

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of INFOSPI, INC.
(A Development Stage Company)

We have audited and updated the accompanying financial statements of INFOSPI, INC. as of June 30, 2010, including the related balance sheet, statement of operations, shareholders’ equity and cash flows for the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INFOSPI, INC. as of June 30, 2010, and the results of its operation and its cash flows for the period ended June 30, 2010, are in conformity with U.S. Generally Accepted Accounting Principles.

John Beall, CPA

CORNELL, BEALL & LEIGH, LLC.
August 6, 2010

INFOSPI, INC.
(A Development Stage Company)
Balance Sheet (Audited)

ASSETS
	As of June 30, 2010	As of December 31, 2009
CURRENT ASSETS
Cash	$5,454	$-
Receivable from Others	1,000	1,000
Software	567	567
Development Costs	97,550	-

TOTAL ASSETS	$104,571	$1,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT AND LONG-TERM LIABILITIES

Accounts Payable	$38,550	$-
Notes Payable – H.Mayan	2,120	-
Long-Term Liabilities	68,982	-

TOTAL CURRENT AND LONG-TERM LIABILITIES	$109,652	$-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value: 75,000,000 shares
Authorized, 5,567,324 shares issued and outstanding
as of 03.31.2010 and 12.31.09	5,567	5,567
Deficit	(10,648)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,571	$1,567

INFOSPI, INC.
(A Development Stage Company)
Statements of Operations (Audited)
June 30, 2010

	Three Months Ended		Year Ended		Inception 12.31.07
	06.30.10	06.30.09	12.31.09	12.31.08	Through 06.30.10

REVENUE	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES
Professional Expenses	125	-	-	3,425	3,775
General & Admin Exps	6,523	-	-	350	6,873

OPERATING INCOME (LOSS)	$(6,648)	$-	$-	$(3,775)	$(10,648)

OTHER INCOME (EXPENSES)	$-	$-	$-	$-	$-

Current Income Tax	-	-	-	-	-
Income Tax Benefit	-	-	-	-	-
NET INCOME (LOSS)	$(6,648)	$-	$-	$(3,775)	$(10,648)

Basic (Loss) per Share	(0.0012)	-	-	(0.0007)

Weighted Average number
of Common Shares outstanding	5,567,324	6,495,211	5,567,324	5,142,666

Diluted (Loss) per Share assuming
all 5,000,000 warrants were
exercised	(0.0006)	-	-	0.0004

Weighted number of shares
outstanding after exercise of
5,000,000 warrants	10,567,324	11,495,211	10,567,324	10,142,666

INFOSPI, INC.
(A Development Stage Company)
Statements of Change in Stockholders’ Equity (Audited)
June 30, 2010

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders Equity

Common Stock Issued Per Court Order 12.31.07	567,324	$567	-	-	$567

Net Loss for year ended 12.31.07	-	-	-	(225)	(225)

Balance, 12.31.07	567,324	$567	-	(225)	$342

Common Stock Issued per Court Order 01.15.08	1,000,000	$1,000	-	-	$1,000

Common Stock Issued for Cash 02.04.08	4,000,000	4,000	-	-	4,000

Net Loss for year ended 12.31.08	-	-	-	(3,775)	(3,775)

Net Loss for Quarter	-	-	-	(6,648)	(6,648)
ended 06.30.10

Balance, 06.30.10	5,567,324	$5,567	-	(10,648)	$(5,081)

INFOSPI, INC.
(A Development Stage Company)
Statements of Cash Flows (Audited)
June 30, 2010

	Three Months Ended		Year Ended		Inception 12.31.07
	06.30.10	06.30.09	12.31.09	12.31.08	Through 06.30.10

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,648)	$-	$-	$(3,775)	$(10,648)

Adjustments to reconcile net income (loss)
To net cash (used in) operations	-	-	-	-	-
Changes in operating assets and liabilities
(Increase) Decrease in receivable from other	-	-	-	(1,000)	(1,000)
Increase (Decrease) in note payable-H.Mayan	2,120	-	-	-	2,120
Increase (Decrease) in convertible notes payable	9,982	-	-	-	9,982
NET CASH PROVIDED BY (USED IN) OPERATIONS	5,454	-	-	(4,775)	454

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of software	-	-	-	-	(567)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-	-	(567)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	-	5,000	5,567

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-	5,000	5,567

NET INCREASE (DECREASE)	5,454	-	-	-	5,454

CASH BEGINNING OF PERIOD	-	-	-	-	-

CASH END OF PERIOD	$5,454	$-	$-	$-	$5,454

Supplemental Disclosures of Cash Flow Information:
Development costs financed with LT Note payable	97,550				97,550
Income taxes paid	-	$-	$-	$-	$-

INFOSPI, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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
June 30, 2010

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
June 30, 2010

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

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the year 2007 or the year ended 2008.  As of June 30, 2010 there has been neglible activity and no U.S. federal income tax provision necessary.

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

August 6, 2010

Dear Sir:

The firm of Cornell, Beall & Leigh, LLC consents to the inclusion of our report of August 6, 2010, on the audited financial statements of InfoSpi, Inc. as of June 30, 2010, in any filings that are necessary now or in the future with the U.S. Securities and Exchange Commission.

Best Regards,

/s/John Beall
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

Agreement for the Purchase of Common Stock and Warrants

Effective September 16, 2009, Daniel C. Masters, Attorney at Law, representing certain selling shareholders and warrant holders (collectively, the “Sellers”) and Westmount Securities Corp., a corporation organized under the laws of the Province of Quebec, representing certain purchasers (collectively, the “Purchasers”) entered into that certain agreement for the purchase of common stock and warrants (the “Purchase Agreement”). In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold 4,990,000 shares of our common stock and 5,000,000 warrants to purchase shares of our common stock (the “Warrants”) in exchange for $275,000. In further accordance with the terms and provisions of the Purcahse Agreement, the initial $10,000 was deposited on or before September 22, 2009 and the remaining final payment of $265,000 was to be paid by September 30, 2009. All funds were paid accordingly.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Six Month Periods Ended		For the Period from December 29, 2003 (inception) to June 30, 2010
	June 30, 2010	June 30, 2009
Revenue	-0-	-0-	-0-

Expenses
Professional expenses	125	-0-	3,775
General and administrative expenses	6,523	-0-	6,873
Operating Income (Loss)	(6,648)	-0-	(10,648)

Net Income (Loss)	(6,648)	-0-	(10,648)

BALANCE SHEET DATA
Total Assets	104,571	1,567
Total Liabilities	109,652	-0-
Total Stockholders’ Equity	104,571	1,567

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

RESULTS OF OPERATION

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009.

Our net loss for the six month period ended June 30, 2010 was ($6,648) compared to a net loss of $-0- for the six month period ended June 30, 2009. During the six month periods ended June 30, 2010 and 2009, we did not generate any revenue from operations.

During the six month period ended June 30, 2010, we incurred operating expenses of $6,648 compared to operating expenses of $-0- incurred during the six month period ended June 30, 2009. The operating expenses incurred during the six month period ended June 30, 2010 consisted of $125 in professional expenses and $6,523 in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The basic weighted average number of shares outstanding was 10,567,324 for the six month period ended June 30, 2010 compared to 11,495,211 for the six month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

As at June 30, 2010, our current assets were $104,571 and our current liabilities were $109,652, which resulted in a working capital deficit of $5,081. As at June 30, 2010, current assets were comprised of: (i) $5,454 in cash; (ii) $1,000 in receivable from others; (iii) $567 in software; and (iv) $97,550 in development costs.

As at June 30, 2010, our total current liabilities were $109,652. As at June 30, 2010, total currant liabilities were comprised of: (i) $38,550 in accounts payable; (ii) $2,120 in notes payable; and (iii) $68,982 in long term liabilities.

Stockholders’ equity for the six month period ended June 30, 2010 was $104,571 and $1,567 for fiscal year ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows provided by operating activities was $5,454 consisting primarily of a net loss of ($6,648) changed by $2,120 in note payable and $9,982 in convertible note payable. For the six month period ended June 30, 2009, net cash flows used in operating activities was $-0-.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six month periods ended June 30, 2010 and June 30, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2010, net cash flows provided from financing activities was $-0- compared to $-0- for the six month period ended June 30, 2009.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as described below.

On January 17, 2010, we issued a promissory note in the principal amount of $59,000 (the “Note”) payable upon demand to Scholnic Consulting Corp. (“SCC”). The terms and provisions of the Note provide that upon repayment of the Note, we shall pa to SCC issue an additional $5,900 bonus payment. The Note further provides that in the event the Note is not paid prior to the demand date, SCC shall have the right to convert the outstanding principal and bonus payment into shares of our common stock at the rate of $0.03 per share.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective on May 25, 2010, our Board of Directors accepted the resignation from Ashley Hollington as the Chief Operating Officer and a director effective May 25, 2010. Therefore, as of the date of this Current Report, the Board of Directors is comprised of Haim Mayan and Michel Brunet. There were no disagreements between us and Mr. Hollington relating to his resignation.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.1.1	Certifications of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPI INC.

Dated: August 13, 2010	By:	/s/ Haim Mayan
Haim Mayan, interim Chief Executive Officer

Dated: August 13, 2010	By:	/s/ Haim Mayan
Haim Mayan, interim Chief Financial Officer