Form 10-Q/A
period 2009-09-30
InfoSpi, Inc.
filed 2011-01-31
CIK 1427352

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

19495 Biscayne Blvd., Suite 411 Aventura, Florida 33180
(Address of principal executive offices)

(305) 932-9795
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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 23, 2009
Common Stock, $0.001	69,990,258

INFOSPI INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INFOSPI INC.
RESTATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As Of September 30, 2009	As Of December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Receivables form others	1,000	1,000

TOTAL CURRENT ASSETS	1,000	1,000

OTHER ASSETS
Software	567	567

TOTAL ASSETS	$1,567	$1,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses	$37,500	$-

TOTAL CURRENT LIABILITIES	37,500	-

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	37,500	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 Authorized, 69,990,258 and 5,567,324 shares Issued and outstanding	69,990	5,567
Paid in capital	43,132	-
Accumulated deficit	(149,055)	(4,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(35,933)	1,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,567	$1,567

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF OPERATIONS

					Inception
					12/31/2007
	Nine Months Ended		Year Ended		Through
	9/30/2009	9/30/2008	12/31/2008	12/31/2007	09/30/2009
	(Unaudited)				(Unaudited)
REVENUE
Total Revenue	$-	$-	$-	$-	$-

EXPENSES
Professional Expenses	2,500	-	3,425	225	6,150
General and Admin Expenses	35,000	-	350	-	35,350
Stock Base Compensation	107,555	-	-	-	107,555
Total Expenses	145,055	-	3,775	225	149,055

OPERATING (LOSS)	(145,055)	-	(3,775)	(225)	(149,055)

OTHER INCOME (EXPENSES)
Current Income Tax	-	-	-	-	-
Income Tax Benefit	-	-	-	-	-
Total Other Income (Expenses)	-	-	-	-	-

NET LOSS	$(145,055)	$-	$(3,775)	$(225)	$(149,055)

Basic (Loss) per Share	$(0.03)	$-	$0.00	$0.00

Weighted Average number Of Common Shares Outstanding	5,817,374	4,999,558	5,142,666	567,324

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

				Inception
				12/31/2007
	Nine Months Ended		Year Ended	Through
	9/30/2009	9/30/2008	12/31/2008	09/30/2009
	(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(145,055)	$-	$(3,775)	$(149,055)

Adjustments to reconcile net loss
To cash provided (used) by operations

Stock Based Compensation	107,555	-	-	107,555

Increase (decrease) in operating
Assets and liabilities:

Receivables from others	-	-	(1,000)	(1,000)
Accrued Expenses	37,500	-	(225)	37,500

NET CASH PROVIDED BY (USED) BY OPERATIONS	-	-	(5,000)	(5,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of software	-	-	-	(567)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	5,000	5,567

NET INCREASE (DECREASE) IN CASH	-	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-	-

CASH AT END OF PERIOD	$-	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-	$-	$-

Income taxes Paid	$-	$-	$-	$-

Stock based compensation	$107,555	$-	$-	$107,555

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
SEPTEMBER 30, 2009 (UNAUDITED)

				Accumulated
				During
			Additional	the	Total
	Common Stock		Paid In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the year ended
Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net loss for year ended
Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567

Net loss for the quarter ended
Mar. 31, 2009	-	-	-	(5,000)	(5,000)

Balance, Mar. 31, 2009	5,567,324	5,567	-	(9,000)	(3,433)

Net loss for the quarter ended
June. 30, 2009	-	-	-	(15,000)	(15,000)

Balance, June 30, 2009	5,567,324	5,567	-	(24,000)	(18,433)

Common Stock Issued For Warrants
Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation
Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net loss for the quarter ended
Sept. 30, 2009	-	-	-	(125,055)	(125,055)

Balance, Sept. 30, 2009	69,990,258	$69,990	$43,132	$(149,055)	$(35,933)

See Notes to Restated Financial Statements

INFOSPI, INC.
 (A Development Stage Company)
Notes to Restated Financial Statements
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

On approximately December 5, 2010, the Board of Directors of InfoSpi, Inc., a Nevada corporation (the “Company”), was advised by its newly appointed independent public accountants, Randall N. Drake, CPA, P.A. (“Drake”), that its financial statements reviewed and/or audited by its prior independent public accountant, Cornell, Beale & Leigh, LLC (CB&L”), for the quarters referenced below as filed with the Securities and Exchange Commission could not be relied upon since CB&L are not registered under the Public Company Accounting Oversight Board (the “PCAOB”):

Period Ended	Form	Date Filed with SEC

September 30, 2009	10-Q	November 23, 2009
December 31, 2009	10-K	April 14, 2010
March 31, 2010	10-Q	April 24, 2010
June 30, 2010	10-Q	August 13, 2010

As a result, the Board of Directors of the Company concluded on December 5, 2010 that its previously issued financial statements for the periods above should no longer be relied upon.

RESTATED FINANCIAL STATEMENTS

The Company is restating its financial statements to reflect (1) previous unrecorded expenses (2) additional common stock issuances (3) change in earnings per share and (4) the effect on retained earnings (deficit).

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s operating results as originally filed and as restated for the nine months ended September 30, 2009.

	Originally Filed	Restated
	Nine Months Ended	Nine Months Ended
	9/30/2009	9/30/2009
	(Unaudited)	(Unaudited)
REVENUE
Total Revenue	$-	$-
EXPENSES
Professional Expenses	-	2,500
General and Admin Expenses	-	35,000
Stock Base Compensation	-	107,555
Total Expenses	-	145,055
OPERATING (LOSS)	-	(145,055)
OTHER INCOME (EXPENSES)
Current Income Tax	-	-
Income Tax Benefit	-	-
Total Other Income (Expenses)	-	-
NET (LOSS)	$-	$(145,055)

Basic (Loss) per Share	$-	$(0.03)
Weighted Average number
Of Common Shares
Outstanding	5,567,324	5,817,374
Diluted (loss) per Share
Assuming all 5,000,000
Warrants were exercised	$-	$-
Weighted number of Shares
Outstanding after exercise
of 5,000,000 warrants	10,567,324	-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. BASIC EARNINGS PER SHARE

The Company computes loss per share for both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

d. CASH and CASH EQUIVALENT

For  the  Balance  Sheets  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.

e. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

g. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation which addresses the accounting for employee stock options. The cost of all employee stock options, as well as other equity-based compensation arrangements, must be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  During the nine months ended September 30, 2009 and September 30, 2008, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $107,555 and $0 respectively.

h. INCOME TAXES

The Company accounts for income taxes using the asset and liability method.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

i. IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently,  the Company does not have  significant  cash or other  material  assets,  nor does it have  operations  or a source  of  revenue sufficient  to cover its  operation  costs and allow it to  continue  as a going concern.  The officers and directors have committed to advancing certain operating costs of the company.

Management plans to seek a merger or acquisition target with adequate funds to support operations.  Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

Management has evaluated the impact of these new accounting standards and does not anticipate any restatement of these financial statements because of the retroactive application of these new accounting standards.

Going concern limitations may prevent the realization of the recorded values of assets and/or liabilities.

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value.  No other class of stock is authorized.  As of September 30, 2009, there were a total of 69,990,258 common shares issued and outstanding.

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

The Court also ordered the distribution of shares and warrants in InfoSpi, Inc. to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000  common  shares in the Company and  5,000,000  warrants  consisting of:1,000,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $1.00;

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

CONVERSION OF WARRANTS

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

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments, established the conversion price of the Warrants at $0.175 per share, and authorized the issuance of an aggregate 28,571,429 shares of our common stock at Par Value ($0.001) in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the “Notices of Conversion”).

The 28,571,429 shares of common stock were issued to approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

SERVICES RENDERED

On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 35,851,505 shares of restricted common stock in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners.

The 35,851,505 shares of common stock were issued to approximately five United States investors in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

NOTE 5. INCOME TAXES

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments. The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of September 30, 2009.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within nine (9) months of the reporting date.

The Company provides a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $149,055 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of September 30, 2009, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2009 and 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Nine Mos. Ended Sept. 30, 2009	Period From Inception December 31, 2007 to December 31, 2008
Net operating losses carried forward	$145,055	$4,000
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	51,000	1,400
Valuation allowance	(51,000)	(1,400)

Net deferred tax asset	$0	$0

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

NOTE 8. CONSULTING AGREEMENT

On March 1, 2009 the Company entered into a consulting agreement with a consulting firm. Services to be provided include economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreement on a best efforts basis.  Terms of the agreement include monthly fees in the amount of $5,000; reimburse expenses up to $9,000 for expenses previously incurred.  The agreement can be terminated by other party upon a 90 days written notice.

NOTE 9. SUBSEQUENT EVENTS

These financial statements were approved by management and were issued on January 28, 2011.
Subsequent events have been evaluated through this date and include the following:

•
On January 8, 2010, the Company entered an executive employment agreement effective January 11, 2010 with the previous chief executive officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

•
On January 17, 2010 the Company entered into a convertible promissory note with an advisory consulting firm in the amount of $59,000.  Terms include a bonus payment (interest) in the amount of $5,900.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
On February 10, 2010 the Company entered into a convertible promissory note with a web designer in the amount of $3,150.  Terms include a bonus payment (interest) in the amount of $315.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
On February 10, 2010 the Company entered into a convertible promissory note with a project consultant in the amount of $7,800.  Terms include a bonus payment (interest) in the amount of $780.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm in the amount of $27,600.  Terms include a bonus payment (interest) in the amount of $2,760.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
Effective June 15, 2010, the Board approved an Amendment to our Articles to increase the authorized capital stock from 75,000,000 shares to 350,000,000 shares of Common Stock, $0.001 par value, and 100,000,000 shares of Preferred Stock, $0.001 par value.

•
On July 5, 2010 the Company entered into a convertible promissory note with an investment firm (a related party) in the amount of $5,000.  Terms include a bonus payment (interest) in the amount of $500.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
On July 19, 2010 the Company entered into a convertible promissory note with a private individual (a related party) in the amount of $14,000.  Terms include a bonus payment (interest) in the amount of $1,400.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
Effective July 22, 2010, the Board approved an Amendment to our Articles to: (i) increase the authorized capital structure of the Company by increasing the number of authorized shares of Common Stock from 350,000,000 shares of Common Stock to 750,000,000 shares of Common Stock; and (ii) ratify the prior amendment to the articles of incorporation increasing the number of authorized shares of common stock, par value $0.001, to 350,000,000 shares of Common Stock effected July 22,  2010 (the “2010 Amendment”).

•
On August 5, 2010 the Board of Directors approved the acceptance of a loan from an investment firm (a related party) in the amount of $11,000.  On October 14, 2010 the Board approved a convertible promissory note in the amount of $11,000.  Terms include a bonus payment (interest) in the amount of $1,100.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.001 per share.

•
On August 11, 2010 the Board of Directors approved the acceptance of a loan from an investment firm (a related party) in the amount of $5,000.  On November 9, 2010 the Board approved a convertible promissory note in the amount of $5,000.  Terms include a bonus payment (interest) in the amount of $500.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.001 per share.

•
On November 2, 2010 the Board of Directors approved the acceptance of a loan from a management firm (a related party) in the amount of $9,300.  On November 29, 2010 the Board approved a convertible promissory note in the amount of $9,300.  Terms include a bonus payment (interest) in the amount of $930.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.001 per share.

•
On November 10, 2010 the Company received a letter of comment from the Securities and Exchange Commission (SEC) regarding Form 10-K for the fiscal year ending December 31, 2009. Management is cooperating fully with the SEC regarding their comments.

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

This Quarterly Report on Form 10-Q is being amended based upon the advisement from our newly appointed public accountants, Randall N. Drake, CPA., P.A. (“Drake”), that our financial statements reviewed and/or audited by our prior independent public accountant, Cornell, Beale & Leigh, LLC (CB&L”), for the quarters referenced below as filed with the Securities and Exchange Commission could not be relied upon since CB&L is not registered under the Public Company Accounting Oversight Board (the “PCAOB”):

Period Ended	Form	Date Filed with SEC

September 30, 2009	10-Q	November 23, 2009
December 31, 2009	10-K	April 14, 2010
March 31, 2010	10-Q	April 24, 2010
June 30, 2010	10-Q	August 13, 2010

As a result, our Board of Directors concluded on December 5, 2010 that our previously issued financial statements for the periods above should no longer be relied upon. Therefore, we are restating our financial statements for the quarterly period ended September 30, 2009 to reflect: (i) previous unrecorded expenses; (ii) additional common stock issuances; (iii) change in earnings per share; and (iv) the effect on retained earnings (deficit). We are also amending the disclosure in the Quarterly Report to reflect these changes.

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

Agreement for the Purchase of Common Stock and Warrants

Effective September 16, 2009, Daniel C. Masters, Attorney at Law, representing certain selling shareholders and warrant holders (collectively, the “Sellers”) and Westmount Securities Corp., a corporation organized under the laws of the Province of Quebec, representing certain purchasers (collectively, the “Purchasers”) entered into that certain agreement for the purchase of common stock and warrants (the “Purchase Agreement”). In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold 4,990,000 shares of our common stock (the “Common Stock”) and 5,000,000 warrants to purchase shares of our Common Stock (the “Warrants”) in exchange for $275,000. In further accordance with the terms and provisions of the Purcahse Agreement, the initial $10,000 was deposited on or before September 22, 2009 and the remaining final payment of $265,000 was to be paid by September 30, 2009. All funds were paid accordingly. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments, established the conversion price of the Warrants at $0.175 per share, and authorized the issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001 in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the Notices of Conversion).

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

The key areas of business will be:

•	Waste management and treatment
•	Recycling
•	Alternate fuels

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

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

	Nine Month Period Ended
	September 30, 2009	September 30, 2008
Revenues
Total Revenue	$-0-	$-0-
Expenses
Professional expenses	2,500	-0-
General and Administrative	35,000	-0-
Stock Based Compensation	107,555
Operating Income (Loss)	$(145,055)	-0-
Net Income (Loss)	$(145,055)	-0-

Nine Month Period Ended September 30, 2009 Compared to Nine Month Period Ended September 30, 2008.

Our net operating loss for the nine month period ended September 30, 2009 was ( $145,055 ) compared to a net loss of $ -0- during the nine month period ended September 30, 2008 (a n increase in net loss of $ 145,055 ).

During the nine month period ended September 30, 2009, we incurred expe nses of $ 145,055 compared to $ -0- incurred during the nine month ended September 30, 2008 (a n increase of $ 145,055 ). These operating expenses incurred during the nine month period ended September 30, 2008 consisted of: (i) professional expenses of $ 2,500; (ii) general and administrative expenses of $35,000; and (iii) stock based compensation of $107,555 . We did not have any business operations during the nine month period ended September 30, 200 8 as a result of the bankruptcy.   Our expenses increased primarily based on the incurrence of $107,555 as stock based compensation resulting from the issuance of 28,571,429 shares of common stock to certain investors in accordance with conversion of warrants and the issuance of 35,851,505 shares of common stock in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners.

Our net income (loss) during the nine month period ended September 30, 2009 was ($ 145,055 ) compared to a net loss of $ -0- during the nine month period ended September 30, 2008. . The weighted average number of shares outstanding was 5,817,374 for the nine month period ended September 30, 2009 compared to 4 ,999,558 for the nine month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2009

As at the nine month period ended September 30, 2009, our current assets were $1, 000 and our current liabilities were $ 37,500 , which resulted in a working capital deficit of $ 36,500 . As at the nine month period ended September 30, 2009, total assets were comprised of: (i) $1,000 in receivable from others; and (ii) $567 in software.

Stockholders’ equity (deficit) was ( $ 35,933) at the nine month period ended September 30, 2009 and stockholders’ equity (deficit) was $1,567 at fiscal year ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities during the period. For the nine month period ended September 30, 2009, net cash flows used in operating activities was ($-0-) consisting of a net loss of ($145,055) adjusted by $107,555 for stock based compensation and increase by $37,500 for accrued expenses . For the nine month period ended September 30, 2008, net cash flows used in operating activities was -0- .

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2009 and September 30, 2008, net cash flows from investing activities was $-0- .

Cash Flows from Financing Activities

We have financed our operations primarily from the generation of revenues and from either advancements or the issuance of equity and debt instruments. For both the nine month period s ended September 30, 2009 and September 30, 2008 , net cash flows provided from financing activities was $-0-.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as disclosed below .

On March 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with Schcolnik Consulting Corp. (“Schcolnik Consulting”). In accordance with the terms and provisions of the Consulting Agreement: (i)  we are to pay to Schcolnik Consulting monthly fees in the amount of $5,000 and reimburse expenses up to $9,000 previously incurred; (ii) Schcolnik Consulting shall provides services including, but not limited to, economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreements on a best efforts basis; and (iii) either party can terminate upon a 90-days written notice. As of the date of this amended Quarterly Report, the Consulting Agreement has been terminated.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Prior management performed an evaluation under the supervision and with the participation of management, including the prior Chief Executive Officer and prior Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the management, including the prior Chief Executive Officer and prior Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the date of this amended Quarterly Report, current management does not believe that internal controls and procedures were effective as of September 30, 2009.

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

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 20 11 . When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

CONVERSION OF WARRANTS

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

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments, established the conversion price of the Warrants at $0.175 per share, and authorized the issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001 in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the “Notices of Conversion”).

The 28,571,429 shares of common stock were issued to approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

SERVICES RENDERED

On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 35,851,505 shares of restricted common stock in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners.

The 35,851,505 shares of common stock were issued to approximately five United States investors in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

Chris Hamilton. Mr. Hamilton has had a varied career involving a variety of positions and industries. Mr. Hamilton served three years with Her Majesty’s forces (Parachute Regiment). He subsequently held senior positions in several companies. During the past eighteen years, Mr. Hamilton has held the position of Managing Director in two PLC business’s. Effective communicating skills together with a broad business sense enabled Mr. Hamilton to match and bring together key partners with complementary skills. In January 2002, Mr. Hamilton entered the property development under his own banner, ‘Allied Developments’. He started out consulting with the Barchetta Group who at the time operated out of Naples Florida and then joined International Housing Developments Group Inc (IHDG) based in Ft. Lauderdale. He also created one of the UK’s most substantial residential developments, Bay Pointe Limited, where he still acts as Managing Director. Prior to joining us, Mr. Hamilton researched extensively the business of biofuel production and has enthusiastic insight to renewable energy brought about due to the strict guidelines in development within Europe. Since joining us, Mr. Hamilton has focused on further research into this field in order to best understand how to position us going forward on a global basis.

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

As of the date of this amended Quarterly Report, our management has changed and effective November 25, 2010; (i) Haim Mayan resigned as a member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer of the Company; and (ii) Dror Svorai consented to act as a member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer of the Company. Michel Brunet previously had resigned as a member of the Board of Directors effective August 3, 2010.

ITEM 6. EXHIBITS

Exhibits:

31.1        Certificationof the registrant’s Principal Executive Officer under the Exchange Act Rules,12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

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

INFOSPI INC.

Dated: January 31, 2011	By:	/s/ Dror Svorai
Dror Svorai
President/Chief Executive Officer

Dated: January 31, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer