Form 10-K/A
period 2009-12-31
InfoSpi, Inc.
filed 2011-02-04
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO 1 TO

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NO. 000-53104

INFOSPI, INC.
(Name of small business issuer in its charter)

NEVADA	51-0668045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19495 Biscayne Blvd. Suite 411 Aventura, Florida	33180

(305) 932-9795
 (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered :
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2009: $________

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

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

Class Outstanding as of May 10, 2010: 69,990,258 shares of Common Stock, $0.001

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INFOSPI, INC.

AMENDMENT NO. 1 TO
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

All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “INSP,” and the “Company” refer to InfoSpi, Inc.

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

This Annual Report on Form 10-K is being amended based upon the advisement from our newly appointed public accountants, Randall N. Drake, CPA., P.A. (“Drake”), that our financial statements reviewed and/or audited by our prior independent public accountant, Cornell, Beale & Leigh, LLC (CB&L”), for the quarters referenced below as filed with the Securities and Exchange Commission could not be relied upon since CB&L is not registered under the Public Company Accounting Oversight Board (the “PCAOB”):

Period Ended	Form	Date Filed with SEC
September 30, 2009	10-Q	November 23, 2009
December 31, 2009	10-K	April 14, 2010
March 31, 2010	10-Q	April 24, 2010
June 30, 2010	10-Q	August 13, 2010

As a result, our Board of Directors concluded on December 5, 2010 that our previously issued financial statements for the periods above should no longer be relied upon. Therefore, we are restating our financial statements for fiscal year ended December 31, 2009 to reflect: (i) previous unrecorded expenses; (ii) additional common stock issuances; (iii) change in earnings per share; and (iv) the effect on retained earnings (deficit). We are also amending the disclosure in the Annual Report to reflect these changes.

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

Management believes that the system has the following advantages over anaerobic digestion treatment, the only alternative currently used: (i) elimination of costly anaerobic digesters; (ii) neither pollutant outputs nor wasted materials require final disposal; (iii) reduced production costs; (iv) the water treatment component can recuperate up to 80% of the volume of sludge input as potable water; (v) there is no waste sent to landfills and no waste water; (vi) all inputs are converted into biopetroleum, which, once burned, does not add to the net Co2 in the environment; and (vii) methane gas release, which is a direct consequence of anaerobic digesters, is avoided.

Methane gas is a greenhouse pollutant 14 times more potent than carbon dioxide.

Alternate Fuels

Alternate energy crops for biofuel production is another of our key objectives. As of the date of this Annual Report, we are developing a strategy with regard to both micro algae feed stock and jatropha/castor feedstock.

INDUSTRY OVERVIEW

While used tires are composed of relatively inert material and pose no direct harm to the environment, whole tires are banned from most landfills in highly populated areas. The inherent physical properties of tires, coupled with soil, garbage, gas movement and freezing and thawing, result in the phenomenon of tire surfacing, whereby, over a period of years or decades, a large percentage of buried tires simply work their way to the surface of the landfill. At one time, tires were collected by waste management companies for a small fee. The tires were sorted, the good ones going for retreading, and the balance discarded in above-ground storage piles. Tire piles are not only aesthetically disagreeable, but if mismanaged pose a fire hazard. Tire fires are characterized by incomplete combustion resulting in thick clouds of toxic black smoke and the liberation of toxic oils.

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

One of the other popular methods for scrap tire disposal is illegal dumping. T his creates other health and safety risks. These tire piles provide harborage for vermin and a breeding ground for mosquitoes that may carry diseases. Illegal dumping of scrap tires pollutes ravines, woods, deserts, and empty lots; which has led many states to pass scrap tire regulations requiring proper management. Tire amnesty day events, in which community members can deposit a limited number of waste tires free of charge, can be funded by state scrap tire programs, helping decrease illegal dumping and improper storage of scrap tires.

As a result, in 2003, thirty-eight states banned whole tires from landfills, thirty-five allowed shredded tires, eleven banned all tires from landfills, seventeen allowed processed tires in mono-fills, and eight states had no restrictions on scrap tires in landfills. Our process will remove those tires and problems, clean up landfills, and turn what was once waste into a valuable new resource to create new tires and other products for commercial use. Our process will further reduce scrap tires to their core components and is completely recyclable with no waste products being developed. It is management’s belief that it won’t be long before all the scrap tires generated in much of the U.S. are recovered. Processors will then begin to work on reducing old tire piles.

GOVERNMENT REGULATION

The passage of the Energy Independence and Security Act of 2007 was designed “[t]o move the United States toward greater energy independence and security, to increase the production of clean renewable fuels, to protect consumers, to increase the efficiency of products and to improve the performance of the Federal Government.”  We believe that we will clearly reap the benefits of such broad sweeping legislation. Title II of the Energy Independence and Security Act of 2007 specifically calls for the increased production of biofuels and authorizes grants for biofuel infrastructure projects.  We have goals in accordance with provisions and mandates of the Energy Independence and Security Act of 2007.

Similarly, the Green Energy Paper Manufacturing Act of 2009 amended the IRS Code of 1986 to allow a credit against income tax to taxpayers using energy derived from biomass to power domestic paper, pulp and paperboard manufacturing facilities.

COMPETITION

We compete with other companies involved in the same business operations, some of which have substantially greater financial resources than we have. We also compete with other companies for engineers and other skilled personnel.

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

We were incorporated on December 31, 2007, and have not generated any revenues. We may require additional financing in order to continue the development and marketing of our processes in the waste management and treatment industry, the tire recycling industry and the alternative fuel industry and assessment of the commercial viability of our business operations. Furthermore, if the costs of our planned development and marketing of our processes are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued development, marketing and manufacturing and outsourcing of our processes and the overall development of our business will depend upon our ability to establish the commercial viability of our processes and to ultimately sustain cash flow from operations and reach profitable operations. We currently are in the developmental stage. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that debt financing may not be an alternative to us as we are in the developmental stage. Alternatively, we may finance our business by offering an interest in any of our future projects to be earned by another party or parties carrying out further marketing and outsourcing of our processes or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain additional financing if necessary, we may not be able to continue our business activities and assessment of the commercial viability of our processes. Further, if we are able to establish that the continuous development and marketing of our processes is commercially viable and our net income is not sufficient to carry out our future marketing plans, our inability to raise additional financing at this stage may result in our inability to effectively use our processes.

We may need to obtain additional capital to complete the development and marketing and outsourcing of our alternative energy processes, and the failure to secure additional capital may prevent us from executing our plan of operation.

To fund the development of our business plan, we may be required to either obtain debt or equity financing and/or enter into strategic alliances with other partners to provide funding. The amount of funding needed to complete the marketing of our processes may be substantial and may be in excess of the amount of capital we are able to raise. In addition, we have not indentified the sources for the additional financing that we may require, and we do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors including, market conditions, the results and quality of our processes and investment sentiment. These factors may make the timing, amount, and the terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis and our net income decreases, the development of our technology and processes and facilities could be delayed and we could be forced to limit or terminate our operations. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing shareholders.

Competition from other companies may adversely affect our operations.

As a new small company, we will be at a competitive disadvantage to most of our competitors. These include larger, more established companies that have substantially greater financing, technical, manufacturing, marketing, distribution and other resources than us. The alternative energy industry in the United State is highly competitive and continually evolving as participants strive to distinguish themselves and compete in the industry. Competition is likely to continue to increase with the emergence and commercialization of new alternative energy technologies. If we are not successful, we will not be able to compete with other energy technologies. Moreover, the success of alternative energy generation technologies may cause larger, conventional energy companies with substantial financial resources to enter the alternative energy industry. These companies, due to their greater inability to respond effectively to our competition could result in our inability to commence meaningful operations, achieve profitable operations or otherwise success in other aspects of our business plan.

We may not have sufficient legal protection of our technologies and other proprietary rights, which could result in the loss of some or all of our rights or the use of our intellectual properties by our competitors.

Our success depends substantially on our ability to use our technologies and to maintain our trade secrecy and not infringe the proprietary rights of third parties. We cannot be sure that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or protect our processes and products, there is no guarantee that the protection coverage of these processes and/or products will be sufficiently broad to protect us from competitors or that we will be able to enforce claims against potential infringers.

 It is possible that we may need to acquire patent protection or to contest the validity of issued or pending patents or claims of third parties. We cannot be sure that any claim would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in depending ourselves in suits brought against us for alleged infringement of another party’s patents or in bringing patent infringement suits against other parties in the event we obtained patent protection.

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

Our success depends to a certain degree upon certain key members of management. These individuals are a significant factor in our growth and success.  The loss of the service of members of the management could have a material adverse effect on us.  In particular, our success is highly dependant upon the efforts of our President, Haim Mayan, the loss of whose services would have a material adverse effect on our success and development.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 69,990,258 s hares of common stock issued and outstanding.

As of the date of this Annual Report, there are 39,906,947 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

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

We have no record of paying dividends.

We have no dividend record.  We have not paid any dividends on the common shares since incorporation and do not anticipate doing so in the foreseeable future.  Payment of any future dividends will be at the discretion of our B oard of D irectors after taking into account many factors. These includ e operating results, financial condition, capital requirements, business opportunities and restrictions contained in any financing agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Our principal office space is located at 5300 NW 12th Avenue, Suite 1, Ft. Lauderdale, Florida 33309. The office space is for corporate identification, mailing, and courier purposes only and is provided to us at no cost. The office and services related thereto may be cancelled at any time.

As of the date of this Amendment No. 1 to the Annual Report, the principal office space has been located to 19495 Biscayne Blvd., Suite 411, Aventura, Florida 33180.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “ISPI:OB” approximately July 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
August 31, 2008	$0.25	$0.25
December 31, 2008	$0.25	$0.25
March 31, 2009	$0.25	$0.25
June 30, 2009	$0.25	$0.25
September 30, 2009	$0.25	$0.25
December 31, 2009	$0.15	$0.12

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

Effective November 13, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments, authorized the issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001 in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the “Notices of Conversion”).

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected statement of operations data for fiscal years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from our audited restated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended December 31 2009 and 2008		For the Period from December 29, 2003 (inception) to December 31, 2009

Revenue	$-0-	$-0-	$-0-

Expenses
Professional expenses	5,000	3,425	9,000
General and administrative expenses	59,000	350	59,,000
Stock Based Compensation	107,555	-0-	107,555
Operating Income (Loss)	(171,555)	(3,775)	(175,555)

Other Income
Loss on Disposition of Assets	(567)	-0-	(567)
Net Income (Loss)	(172,122)	(3,775)	(176,122)

BALANCE SHEET DATA
Total Assets	1,000	1,567
Total Liabilities	64,000	64,000
Total Stockholders’ Equity	(63,000)	1,567

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was ($172,122) compared to a net loss of ($3,775) during fiscal year ended December 31, 2008 (an increase of $168,347). During fiscal years ended December 31, 2009 and 2008, we did not generate any revenue from operations.

During fiscal year ended December 31, 2009, we incur red expenses of $171,555 as compared to expenses of $3,775 incurred during fiscal year ended December 31, 2008 (an increase of $167,780). The expenses incurred during fiscal year ended December 31, 2009 consisted of: (i) $5,000 (2008: $3,425) in professional fees; (ii) $59,000 (2008: $350) in general and administrative expenses; and (iii) $107,555 (2008: $-0-) in stock based compensation. Our expenses increased primarily based on the incurrence of $107,555 as stock based compensation resulting in the issuance of 35,851,505 shares of common stock in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During fiscal year ended December 31, 2009, we incurred a loss on disposition of assets of $567 compared to a loss on disposition of assets of $-0- during fiscal year ended December 31, 2008.

Thus, ou r net loss during fiscal year ended December 31, 2009 was ($172,122) as compared to a net loss during fiscal year ended December 31, 2008 of ($3,775).  The basic weighted average number of shares outstanding was 13,904,916 for fiscal year ended December 31, 2009 compared to 5,142,666 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As at December 31, 2009, our current assets were $1,000 and our current liabilities were $64,000 , which resulted in a working capital deficit of $63,000 . As of December 31, 2009, current assets were comprised of $1,000 in receivable s from others. -.

As at December 31, 2009, our total liabilities were $64,000 consisting of accrued expenses.

Stockholders’ equity (deficit) decreased from $1,567 at fiscal year ended December 31, 2008 to ($63,000) at fiscal year ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was $-0- consisting of a net loss of ($172,122) adjusted by $107,555 in stock based compensation and $576 in disposition of software and further changed by $64,000 in accrued expenses .  For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($5,000) consisting of a net loss of ($3,775) and changed by an increase of $1,000 for receivable and $225 for accrued expenses payable.

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

PLAN OF OPERATION AND FUNDING

As noted above, we were recently organized as the result of the bankruptcy of our former affiliate. We have conducted no operations other than acquisition of certain software from our former affiliate, Arrin Systems, Inc., the preparation of our filings with the SEC, and preliminary discussions with various individuals and businesses concerning licensing (with one party) or a business combination (with several parties). We have no cash. It is anticipated that we will incur expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, our present management may pay these charges with their personal funds, as interest free loans, or as capital contributions. Therefore, we will also need advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments for fiscal year 2010 other than as disclosed below.

Consulting Agreement

On March 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with Schcolnik Consulting Corp. (“Schcolnik Consulting”). In accordance with the terms and provisions of the Consulting Agreement: (i)  we are to pay to Schcolnik Consulting monthly fees in the amount of $5,000 and reimburse expenses up to $9,000 previously incurred; (ii) Schcolnik Consulting shall provide services including, but not limited to, economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreements on a best efforts basis; and (iii) either party can terminate upon a 90-day written notice. As of the date of this amended Annual Report, the Consulting Agreement has been terminated.

Convertible Promissory Notes

On January 17, 2010, we entered into a convertible promissory note with an advisory consulting firm in the amount of $59,000. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $5,900 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.

On February 10, 2010, we entered into a convertible promissory note with a web designed in the amount of $3,150. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.

On February 10, 2010, we entered into a convertible promissory note with a project consultant in the amount of $7,800. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $780 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.

On February 10, 2010, we entered into a convertible promissory note with an engineering firm in the amount of $27,600. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $2,760 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of the date of this Annual Report, the Executive Employment Agreement has been terminated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of the date of this Annual Report, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow as reflected below.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which we are currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on our financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 will not have a material impact on our financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INFOSPI, INC.
(A Development Stage Company)
Restated - Financial Statements
(Expressed in U.S. Dollars)

Index
Report of Independent Registered Public Accounting Firm	F-1

Restated - Balance Sheets	F-2

Restated - Statements of Operations	F-3

Restated – Statements of Cash Flows	F-4

Restated - Statements of Stockholders’ Equity (Deficit)	F-5

Notes to the Restated - Financial Statements	F-6 to F-17

Randall N. Drake, CPA, P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InfoSPI, Inc.:

We have audited the accompanying balance sheets of InfoSPI, Inc.. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from December 31, 2007 (date of inception) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoSPI, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2009 and the period from December 31, 2007 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring net losses, resulting in negative cash flows and negative working capital. There are limited financial assets in which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of InfoSPI, Inc. as of December 31, 2009 and for the year then ended have been restated for the correction of a misstatement during the period. Note 1 describes the company’s disclosure and correction of the misstatement.

/s/Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA
Clearwater, Florida
February 3, 2011

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As Of	As of
	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$-	$-
Receivables from Others	1,000	1,000
TOTAL CURRENT ASSETS	1,000	1,000
OTHER ASSETS
Software	-	567
TOTAL ASSETS	$1,000	$1,567
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Expenses	$64,000	$-
TOTAL CURRENT LIABILITIES	64,000	-
OTHER LIABILITIES	-	-
TOTAL LIABILITIES	64,000	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000
Authorized, 69,990,258 and 5,567,324 Shares
Issued and Outstanding	69,990	5,567
Paid in Capital	43,132	-
Accumulated Deficit	(176,122)	(4,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(63,000)	1,567
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$1,000	$1,567

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF OPERATIONS

			Inception
			Dec. 31, 2007
	Year Ended	Year Ended	Through
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009
REVENUE
Total Revenue	$-	$-	$-
EXPENSES
Professional Expenses	5,000	3,425	9,000
General and Admin Expenses	59,000	350	59,000
Stock-Base Compensation	107,555	-	107,555
Total Expenses	171,555	3,775	175,555
OPERATING LOSS	(171,555)	(3,775)	(175,555)
OTHER INCOME (EXPENSES)
Loss on Disposition of Assets	(567)	-	(567)
Total Other Income (Expenses)	(567)	-	(567)
NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(172,122)	(3,775)	(176,122)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(172,122)	$(3,775)	$(176,122)

Basic (Loss) per Share	$0.01	$0.00
Weighted Average number
Of Common Shares
Outstanding	13,904,916	5,142,666

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

			Inception
			Dec. 31, 2007
	Year Ended	Year Ended	Through
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(172,122)	$(3,775)	$(176,122)
Adjustments to Reconcile Net Income (Loss)
To Cash Provided (Used) by Operations	-	-	-
Stock Based Compensation	$107,555	-	107,555
Disposition of Software	$567	-	567
Increase (Decrease) Changes in Operating
Assets and Liabilities:
Receivables from Others	-	(1,000)	(1,000)
Accrued Expenses	$64,000	(225)	64,000
NET CASH PROVIDED BY (USED) BY
OPERATIONS	-	(5,000)	(5,000)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	(567)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(567)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	5,000	5,567
NET CASH FROM FINANCING ACTIVITIES	-	5,000	5,567
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	$-
CASH AT END OF PERIOD	$-	$-	-
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Value of Stock Issued for Compensation	$107,555	$-	$107,555

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

DECEMBER 31, 2009

				Accumulated
				During
			Additional	the	Total
	Common Stock		Paid In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567
Net Loss for the year ended
Dec. 31, 2007	-	-	-	(225)	(225)
Balance, Dec. 31, 2007	567,324	567	-	(225)	342
Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000
Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000
Net loss for year ended
Dec. 31, 2008	-	-	-	(3,775)	(3,775)
Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567
Common Stock Issued For Warrants
Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-
Common Stock Issued For Compensation
Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555
Net Loss for the Year Ended
Dec. 31, 2009	-	-	-	(172,122)	(172,122)
Balance, Dec. 31, 2009	69,990,258	$69,990	43,132	$(176,122)	$(63,000)

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

This Annual Report on Form 10-K is being amended based upon the advisement from our newly appointed public accountants, Randall N. Drake, CPA., P.A. (“Drake”), that our financial statements reviewed and/or audited by our prior independent public accountant, Cornell, Beale & Leigh, LLC (CB&L”), for the periods referenced below as filed with the Securities and Exchange Commission could not be relied upon since CB&L is not registered under the Public Company Accounting Oversight Board (the “PCAOB”):

Period Ended	Form	Date Filed with SEC

September 30, 2009	10-Q	November 23, 2009
December 31, 2009	10-K	April 14, 2010
March 31, 2010	10-Q	April 24, 2010
June 30, 2010	10-Q	August 13, 2010

As a result, our Board of Directors concluded on December 5, 2010 that our previously issued financial statements for the periods above should no longer be relied upon. Therefore, we are restating our financial statements for the annual period ended December 31, 2009 to reflect: (i) previous unrecorded expenses; (ii) additional common stock issuances; (iii) change in earnings per share; and (iv) the effect on retained earnings (deficit). We are also amending the disclosure in the Annual Report to reflect these changes.

RESTATED FINANCIAL STATEMENTS

The Company is restating its financial statements to reflect (1) previous unrecorded expenses (2) additional common stock issuances (3) change in earnings per share and (4) the effect on retained earnings (deficit).

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s operating results as originally filed and as restated for the year ended December 31, 2009.

	Originally Filed	Restated
	Year Ended	Year Ended
	12/31/09	12/31/2009
REVENUE
Total Revenue	$-	$-
EXPENSES
Professional Expenses	-	5,000
General and Admin Expenses	-	59,000
Stock Base Compensation	-	107,555
Total Expenses	-	171,555
OPERATING (LOSS)	-	(171,555)
OTHER INCOME (EXPENSES)
Loss on Disposition	-	(567)
Total Other Income (Expenses)	-	(567)
NET LOSS BEFORE
PROVISION FOR INCOME TAXES	-	(172,122)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$	$(172,122)

Basic (Loss) per Share	$0.00	$0.01
Weighted Average number
Of Common Shares
Outstanding	5,567,324	13,904,916

Diluted (loss) per Share
Assuming all 5,000,000
Warrants were Exercised	$0.00	$0.00

Weighted Number of Shares
Outstanding after Exercise
of 5,000,000 Warrants	10,567,324

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

d.  CASH AND CASH EQUIVALENT

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with original maturity of three months or less are considered to be cash equivalents.

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

g.  STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation costs such that all share-based payments to employees, including grants of employee stock options, are recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model, as appropriate, to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

During the twelve months ended December 31, 2009 and December 31, 2008, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $107,555 and $0 respectively.

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

i.  ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY TO BE SETTLED IN THE COMPANY’S OWN STOCK

The Company accounts for potentially derivative financial instruments indexed to and potentially settled in the Company’s own stock by addressing the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

j.  OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

The Company has an office in Aventura, Florida with five employees and additional offices in the United Kingdom and Valencia. We are currently setting up a fabrication center in Israel to take advantage of important technology.

k.  IMPACT OF NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Fair Value Measurements and Disclosures” (ASC topic 820), “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. This Accounting Standards Update amends ASC subtopic 820-10, “Fair Value Measurements and Disclosures Overall”, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

In August 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value”. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASC 820 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles.  This reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB ASC 105, the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the fourth quarter of 2009, and accordingly, our Restated Annual Report on Form 10-K for the year ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events.”  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued ASC topic 825, “Financial Instruments” (formerly FASB Staff Position (“FSP”) SFAS No. 107-1) and ASC topic 270, “Interim Reporting” (formerly Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC topic 825 and ASC topic 270 also amends APB Opinion No. 28, “Interim Financial Reporting”, (codified as ASC topic 270) to require those disclosures in summarized financial information for interim reporting periods. ASC topic 825 and ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of ASC topic 825 and ASC topic 270 on our financial position and results of operations.

In October 2008, the FASB issued ASC topic 820, “Fair Value Measurement When the Markets Are Not Active” (formerly FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”), which addresses the application of ASC topic 820 – Fair Value Measurements (formerly SFAS No.157 for illiquid financial instruments).  ASC topic 820 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of ASC topic 820 to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued ASC topic 260 “Earnings Per Share”, (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-BasedPayment Transactions are Participating Securities”).  ASC topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC topic 260 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  ASC topic 260 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of ASC topic 260 to have a material impact on its financial statements.

In March 2008, the FASB issued ASC  topic 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”), and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  ASC topic 815 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of ASC topic 815 to have a significant impact on our results of operations or financial position.

Management does not anticipate the retroactive application of any new accounting standard(s) to change the restated financial statements as currently presented. Management has considered and included all current standards through and including Update No. 2010-29 – Business Combinations and Update No. 2011-01 – Receivables.

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value.  No other class of stock is authorized.  As of December 31, 2009, there were a total of 69,990,258 common shares issued and outstanding.

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

The Court also ordered the distribution of shares and warrants in InfoSpi, Inc. to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000  common  shares in the Company and  5,000,000  warrants  consisting of:  1,000,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $1.00;

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

CONVERSION OF WARRANTS

In accordance with the terms and provisions of the Purchase Agreement, the Shareholders sold 4,990,000 shares of Common Stock and 5,000,000 Warrants to purchase shares of our Common Stock in exchange for $275,000. The Warrants were created by Order of the U.S. Bankruptcy Court for the Southern District of California as part of the Chapter 11 Plan of Reorganization of the Company’s former parent, Arrin Systems, Inc. Certain Sellers are the holders of Warrants Class A-1 through A-5, Class B-1 through B-5, Class C-1 through C-5, Class D-1 through D-5 and Class E-1 through E-5 (collectively, the “Warrant Holders”), with each Warrant reflecting an aggregate of 250,000 Warrants convertible into shares of our common stock at either $1.00 per share or at any conversion price as may be determined by the vote of our Board of Directors. The Warrant Holders assigned their respective class of Warrants to certain individuals (collectively, the “Assignees”) in accordance with those certain assignment of warrant agreements dated November 11, 2009 (collectively, the “Assignments”).

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the Warrants and the respective assignments pursuant to the Assignments authorized the issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001 in exchange for the warrants in accordance with receipt of those certain notices of conversion dated November 13, 2009 from the respective Assignees (collectively, the “Notices of Conversion”).

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

NOTE 5. INCOME TAXES

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of December 31, 2009.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $175,897 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of December 31, 2009, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2009 and 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Year Ended December 31, 2009	Period From Inception on December 31, 2007 to December 31, 2009

Net operating losses carried forward	$172,122	$175,897
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	61,000	62,000
Valuation allowance	(61,000)	(62,000)

Net deferred tax asset	$0	$0

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

NOTE 7. COMMITMENT AND CONTINGENCY

As of the date of this Annual Report, we do not have any material commitments other than as disclosed below.

On March 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with an Advisory Firm. In accordance with the terms and provisions of the Consulting Agreement: (i)  we are to pay monthly fees in the amount of $5,000 and reimburse expenses up to $9,000 previously incurred; (ii) The Advisory Firm shall provides services including, but not limited to, economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreements on a best efforts basis; and (iii) either party can terminate upon a 90-days written notice. As of the date of this amended Quarterly Report, the Consulting Agreement has been terminated.

As of December 31, 2009 and 2008, the Company has accrued expenses under this agreement in the amounts of $59,000 and $0 respectively.

On January 8, 2010, the Company entered an executive employment agreement effective January 11, 2010 with the previous chief executive officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

NOTE 8. CONSULTING AGREEMENT

On March 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with an Advisory Firm. In accordance with the terms and provisions of the Consulting Agreement: (i)  we are to pay to monthly fees in the amount of $5,000 and reimburse expenses up to $9,000 previously incurred; (ii) The Advisory Firm shall provides services including, but not limited to, economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreements on a best efforts basis; and (iii) either party can terminate upon a 90-days written notice. As of the date of this amended Quarterly Report, the Consulting Agreement has been terminated.

As of December 31, 2009 and 2008, the Company has accrued expenses under this agreement in the amounts of $59,000 and $0 respectively.

NOTE 9.  SUBSEQUENT EVENTS

These financial statements were approved by management and were issued on January 19, 2011.  Subsequent events have been evaluated through this date and include the following:

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

•
Effective on November 25, 2010,  the holders of an aggregate 28,915,810 shares of common stock of InfoSpi. Inc., a Nevada corporation (the “Company”), entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with the Chief Executive Officer (the “Buyer”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,915,810 shares of restricted common stock of the Company to the Buyer at a price of $0.011 per share for a total purchase price of $325,000.00.

The sale and purchase of the 28,915,810 shares of common stock of the Company constitutes 29.8% of the total issued and outstanding shares. In accordance with the further terms and provisions of the transactions, the Company shall issue an additional 12,500,000 shares of restricted common stock to the Chief Executive Officer pursuant to his appointment as the sole officer and sole director of the Company. This will result in a change in control of the Company. The source of funds used by Buyer to acquire the 28,915,810 shares of common stock of the Company is personal funds. There are no arrangements or understandings between the Buyer and Seller and their respective associates with respect to election of directors or other matters.

•
On January 1, 2011 the Company entered into an Office Building Lease for its corporate headquarters located in Aventura, Florida. Lease terms include: (i) Thirty six (36) month lease term; (ii) Triple-net provisions; (iii) Rent commencing on February 1, 2011 and; (iv) Company responsible for the cost of build-out and partitioning of the space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this Amendment No. 1 to Annual Report, we have engaged Randall N. Drake, CPA, P.A. (“Drake”) as our principal independent registered public accounting firm effective December 5, 2010. We accepted the resignation of Cornell, Beall & Leigh, LLC (“CB&L”) effective December 1, 2010. The decision to change our principal independent registered public accounting firm was based upon the fact that CB&L was not registered under the Public Company Accounting Oversight Board (“PCAOB”). The decision to change our principal independent registered public accounting firm was approved by our board of directors. Thus we are restating our financial statements for the quarters ended September 30, 2009, March 31, 2010 and June 30, 2010 and for fiscal year ended December 31, 2009 to include reviewed and/or audited financial statements.

The report of CB&L on our financial statements for fiscal year ended December 31, 2009 (which included the balance sheet as of December 31, 2009 and the statement of operations, cash flows and stockholders’ equity from inception through December 31, 2009), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended December 31, 2009, and during the subsequent period through to the date of CB&L’s resignation, there were no disagreements between us and CB&L, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CB&L, would have caused CB&L to make reference thereto in its report on our audited financial statements.

In connection with our appointment of Drake as our principal registered accounting firm at this time, we have not consulted Drake on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   Prior management conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our then Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our prior CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

As of the date of this amended Annual Report, current management does not believe that internal controls and procedures were effective as of December 31, 2009.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Haim Mayan	43	President, Chief Executive Officer, Chief Financial Officer and a Director
Michel Brunet	66	Secretary and a Director
Ashley Hollington		Chief Operations Officer and a Director

Haim Mayan.  Since 1990, Mr. Mayan has been engaged in executive roles with private and/or public companies. Prior to joining us, Mr. Mayan served as president of Mayan group LLC in  Miami , Florida . Mayan Group LLC owned and operated a large condo community and home rentals.  From 1991 to present, Mr. Mayan owned and managed a construction company and  several real-estate development and commercial properties including, Oxembergeve LTD ,  Gvahim LTD  in Tel Aviv,  and Mayan Group LLC which had  several other successful developments. Since 2005, Haim has made exhaustive research into the conversion of existing products into oil, especially into the tire to oil market  and the conversion of algae into oil for bio-diesel.

Michel A. Brunet.  Mr. Brunet is a fully bilingual administrator with a facility to organize teams and for interpersonal relationships. For the past ten years, Mr. Brunet was an associate founder of the firm Montaigne Group, which administered properties belonging to the city of Montreal, Quebec. Within Montaigne Group, he worked on creating an aviation maintenance facility in Plattsburg, New York. He was also a consultant with HyperSecure, establishing relationship s within the various governmental levels. Mr. Brunet earned a degree is administrative specializing in finance and marketing in 1969 and a Master of Business Administration in finance at the University of Laval in 1970.

Ashley Michael Hollington.   During the past thirty years, Mr. Hollington has been engaged as a chartered quantity surveying professional providing project solutions at stratgeic and technical levels to a diverse range of clients. Mr. Hollington has been a leader in a variety of project environments and has extensive knowledge of project controls, risk management, value engineering, problem solving and process development with the ability to view strategy and translate into results. From approximately February 2008 to present, Mr. Hollington has been engaged as the associate director of Gleeds Management Services where he is responsible for delivery of project management services throughout Wales and the lead project manager on two new hospital projects. From approximately February 1998 to January 2008, Mr. Hollington was an associate at EC Harris where he was the commercial manager to Capital Alliance Development Team, implement ing common processes, procedures and reporting structures across whole capital delivery units, the lead commercial manager in area of delivery team and lead commercial support to the commercial director and team in operations and maintenance arena. From approximately 1996 through 1998, Mr Hollington was the contract development manager at Beard Dove Ltd. where he structured contracts, contract amendments, national framework agreements and refurbished contracts and cost plans. From approximately 1993 through 1995, Mr. Hollington was the area office manager with Robinson Low Francis where he was responsible for contract and staff management and business marketing. From approximately 1992 through 1993, Mr. Hollington was the senior surveyor with Balfour Beatty Project and Engineering where he was the commercial lead on colling section of projects. From approximately 1989 th rough 1992, Mr. Hollington was the associate director with How Design and Management Limited where he was responsible for all financial and commercial aspects of projects. From approximately 1982 through 1989, Mr. Hollington was the senior quantity surveyor with WPE Limited (Bristol, Cardiff and London), where he was responsible for a variety of projects involving the opening of new offices and businesses. Lastly, from approximately 1973 through 1980, Mr. Hollington was a surveyor with Tilbury Construction Limted and Espley Tyas Construction Limited, respectively, where he was the surveyor on a vaiety of civil engineering and building projects.

As of the date of this amended Annual Report, our management has changed and effective November 25, 2010; (i) Haim Mayan resigned as a member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer of the Company; and (ii) Dror Svorai consented to act as a member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer of the Company. Michel Brunet previously had resigned as a member of the Board of Directors effective August 3, 2010.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Executive Officer Compensation Table

Name and Principal Position	Year (US$)	Salary (US$)	Bonus (US$)		Stock Awards (US$)	Option Awards (US$)	Non Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
William Hartley	2008 2009	$-0- -0-	$	--0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$-0- -0-
Haim Mayan	2009	$-0-		-0-	-0-	-0-	-0-	-0-	-0-	$-0-

STOCK OPTIONS AND SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2009

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted to the Named Executive Officer:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (US$)
Haim Mayan	$0	$0	0	0	0	0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 13, 2009, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 6 9,990,258 shares of common stock issued and outstanding

As of the date of this amended Annual Report, there has been a change in control. The change of control took place on November 25, 2010 as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:
Haim Mayan 12000 North Bayshore Drive Suite 305 North Miami, Florida 33181	12,150,000	19.65%

Ashley Hollington Address	-0-	0%

Michel Brunet 4053 Vendome Avenue Montreal, Quebec Canada H4A 3N2	400,000	Nil

All executive officers and directors as a group (3 persons)	12,550,000	20.30%

Beneficial Shareholders Greater than 10%
Olivier Danan 256 SW 5th Street B o ca Raton, Florida 33432	13,950,000 (2)	22.56%

*	Less than one percent.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009 other than as disclosed below.

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of the date of this Annual Report, the Executive Employment Agreement has been terminated.

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

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Incorporated by reference
Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation of Registrant	Form 10	02-20-08	3.1

3.2	Bylaws	Form 10	02-20-08	3.2

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				☒

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				☒

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				☒

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				☒

INFOSPI, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 2, 201 1	By:	/s/ DROR SVORAI
Dror Svorai, President

Dated: February 2, 201 1	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 2, 201 1	By:	/s/ DROR SVORAI
Director