Form 10-Q/A
period 2010-03-31
InfoSpi, Inc.
filed 2011-02-09
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 24, 2010
Common Stock, $0.001	69,990,258

INFOSPI INC.

Amendment No. 2 to
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INFOSPI INC.

  RESTATED FINANCIAL STATEMENTS

MARCH 31, 2010
       (Unaudited)

INFOSPI, INC.
(A Development Stage Company)
Restated - Financial Statements
(Expressed in U.S. Dollars)

Index

Index to Restated – Financial Statements	1

Restated - Balance Sheets	2

Restated - Statements of Operations	3

Restated – Statements of Cash Flows	4

Restated - Statements of Stockholders’ Equity (Deficit)	5

Notes to the Restated - Financial Statements	6

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As of March 31,2010 (Unaudited)	As of December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$-	$-
Receivables from Others	-	1,000

TOTAL CURRENT ASSETS	-	1,000

OTHER ASSETS
Project Development Costs	27,600	-

TOTAL ASSETS	$27,600	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses	$5,000	$64.000
Accrued Employee Compensation	195,000	-
Notes Payable	107,305	-

TOTAL CURRENT LIABILITIES	307,305	64,000

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	307,305	64,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000
Authorized, 69,990,258 and 5,567,324 Shares
Issued and Outstanding	69,990	69,990
Paid in Capital	43,132	43,132
Accumulated Deficit	(392,827)	(176,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(279,705)	(63,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,600	$1,000

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF OPERATIONS

Three Months Ended		Three Months Ended		Inception 12/31/2007 Through
3/31/2010	3/31/2009	3/31/2010	3/31/2009	03/31/2010
(Unaudited)		(Unaudited)		(Unaudited)

REVENUE
Total Revenue	$-	$-	$-	$-	$-

EXPENSES
Professional Expenses	10,950	-	10,950	-	19,600
General and Admin Expenses	-	5,000	-	5,000	59,350
Stock-Based Compensation	-	-	-	-	107,555
Executive Compensation	195,000	-	-	-	195,000
Total Expenses	205,950	5,000	205,950	5,000	381,505

OPERATING LOSS	205,950	5,000	205,950	5,000	381,505

OTHER EXPENSES
Loss on Disposition of Asset	-	-	-	-	567
Write-off Amount Due from Others	1,000	-	1,000	-	1,000
Bonus – Interest Expense	9,755	-	9,755	-	9,755
Total Other Expenses	10,755	-	10,755	-	11,322

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	216,705	5,000	216,705	5,000	392,827

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$216,705	$5,000	$216,705	$5,000	$392,827

Basic (Loss) Per Share	$0.01	$0.00	$0.01	$0.00

Weighted Average Numberof Common Shares Outstanding	20,206,624	4,999,558	20,206,624	4,999,558

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

	Three MonthsEnded		Three Months Ended		Inception 12/31/2007 Through 03/31/2010
	3/31/2010	3/31/2009	3/31/2010	3/31/2009	(Unaudited)
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(216,705)	$(5,000)	$(216,705)	$(5,000)	$(392,827
Adjustments to Reconcile Net Loss
To Cash Provided (Used) by Operations
Stock-Based Compensation	-	-	-	-	107,555
Disposition of Software	-	-	-	-	567
Increase (Decrease) in Operating
Assets and Liabilities:
Receivables from Others	1,000	-	1,000	-	-
Accrued Employee Compensation	195,000	-	195,000	-	195,000
Accrued Expenses	(59,000)	5,000	(59,000)	5,000	5,000
NET CASH USED BY OPERATIONS	(79,705)	-	(79,705)	-	(84,705)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	(27,600)	-	(27,600)	-	(27,600)
NET CASH USED IN INVESTING
ACTIVITIES	(27,600)	-	(27,600)	-	(28,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	107,305	-	107,305	-	107,305
Sale of Common Stock	-	-	-	-	5,567
NET CASH FROM INVESTING
ACTIVITIES	107,305	-	107,305	-	112,872
NET INCREASE (DECREASE) IN CASH	-	-	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-	-	-
CASH AT END OF PERIOD	$-	$-	$-	$-	$-
SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-
Stock-Based Compensation	$-	$-	$-	$-	$107,555

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
MARCH 31, 2010

	Common Stock		Additional Paid In	Accumulated During the Development	Total Stockholders’ Equity
		Amount	Capital	Stage	(Deficit)
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended
Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended
Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567
Common Stock Issued For Warrants

Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-
Common Stock Issued For Compensation

Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555
Net Loss for the Year Ended
Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Net loss for the Quarter Ended
Mar. 31, 2010	-	-	-	(216,705)	(216,705)

Balance, Mar. 31, 2010	69,990,258	$69,990	43,132	$(392,827)	$(279,705)

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

As a result, our Board of Directors concluded on December 5, 2010 that our previously issued financial statements for the periods above should no longer be relied upon. Therefore, we are restating our financial statements for the quarterly period ended March 31, 2010 to reflect: (i) previous unrecorded expenses; (ii) additional common stock issuances; (iii) change in earnings per share; and (iv) the effect on retained earnings (deficit). We are also amending the disclosure in the Annual Report to reflect these changes.

RESTATED FINANCIAL STATEMENTS

The Company is restating its financial statements to reflect (1) previous unrecorded expenses (2) additional common stock issuances (3) change in earnings per share and (4) the effect on retained earnings (deficit).

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s operating results as originally filed and as restated for the quarter ended March 31, 2010.

	Originally Filed	Restated
	Quarter Ended	Quarter Ended
	03/31/2010	03/31/2010
REVENUE
Total Revenue	$-	$-
EXPENSES
Professional Expenses	-	10,950
Executive Compensation	-	195,000

Total Expenses	-	205,950

OPERATING LOSS	-	205,950

OTHER EXPENSES
Write-off Amount Due from Others	-	1,000
Bonus – Interest Expense	-	9,755

Total Other Expenses	-	10,755

NET LOSS BEFORE

PROVISION FOR INCOME TAXES	-	216,705
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$-	$216,705

Basic (Loss) per Share	$0.00	$0.01

Weighted Average Number Of Common Shares Outstanding	5,567,324	20,060,624

Diluted (loss) per Share Assuming all 5,000,000 Warrants were Exercised	$0.00	$0.00

Weighted Number of Shares Outstanding after Exercise of 5,000,000 Warrants	10,567,324	-

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.   BASIC EARNINGS PER SHARE

The Company computes loss per share for both basic and diluted earnings per share (EPS) on the face of the Income Statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

During the three months ended March 31, 2010 and March 31, 2009, the Company had stock-based compensation expenses related to issuances of stock options and warrants to the Company's employees, directors and consultants of $0 and $0 respectively.

f. IMPACT OF NEW ACCOUNTING STANDARDS

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

Management has considered and included all current standards through and including ASU No. 2010-29 – Business Combinations and ASU No. 2011-01 – Receivables and does not anticipate the retroactive application of any new accounting standard(s) to change the restated financial statements as currently presented.

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

Going concern limitations may prevent the realization of the recorded values of assets and/or liabilities.

NOTE 4. ACCRUED LIABILITIES

	March 31, 2010	March 31, 2009
Accrued Liabilities	$5,000	$5,000

Accrued Expenses	195,000	-
Accrued Executive Compensation	$200,000	$5,000

NOTE 5. EXECUTIVE COMPENSATION AGREEMENT

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with the previous Chief Executive Officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

As of March 31, 2010 and 2009, the Company has accrued executive compensation under this agreement in the amounts of $195,000 and $0, respectively.

NOTE 6. CONVERTIBLE NOTES PAYABLE

On January 17, 2010 the Company entered into a convertible promissory demand note with an advisory firm in the amount of $59,000.  Terms include a bonus payment (simple interest at 10%) in the amount of $5,900.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

On February 10, 2010 the Company entered into a convertible promissory demand note with a web designer in the amount of $3,150.  Terms include a bonus payment (simple interest at 10%) in the amount of $315.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

On January 3, 2011 the parties amended the terms and conditions of the promissory note dated February 10, 2010 as follows: The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share.

On February 10, 2010 the Company entered into a convertible promissory demand note with a project consultant in the amount of $7,800.  Terms include a bonus payment (simple interest at 10%) in the amount of $780.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

On February 10, 2010 the Company entered into a convertible promissory demand note with an engineering firm in the amount of $27,600.  Terms include a bonus payment (simple interest at 10%) in the amount of $2,760.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

NOTE 7. STOCKHOLDERS' EQUITY - COMMON STOCK

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

The Court also ordered the distribution of shares and warrants in InfoSpi, Inc. to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants.

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the warrants and authorized the exchange of 5,000,000 warrants and issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001.

The 28,571,429 shares of common stock were issued to approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended.

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

NOTE 8. INCOME TAXES

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of March 31, 2010.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $392,827 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of March 31, 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset for the quarter ended March 31, 2010 and from inception (December 31, 2007) through March 31, 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Quarter Ended March 31, 2010	Period From Inception on December 31, 2007 to March 31, 2010
Net operating losses carried forward	$216,705	$392,827
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	76,000	138,000
Valuation allowance	(76,000)	(138,000)

Net deferred tax asset	$0	$0

NOTE 9. RELATED PARTY TRANSACTIONS

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

NOTE 10. COMMITMENT AND CONTINGENCY

As of the date of this Quarterly Report, we have entered into the following material commitments:

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with the previous Chief Executive Officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the first quarter, 2010, the Company converted certain accrued expense to demand notes payable each including a voluntary convertible feature allowing the holder to convert all or part of the outstanding balance into fully paid non-assessable whole shares of the Company.

NOTE 11. CONSULTING AGREEMENT

On March 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with an advisory firm. In accordance with the terms and provisions of the Consulting Agreement: (i)  we are to pay monthly fees in the amount of $5,000 and reimburse expenses up to $9,000 previously incurred; (ii) the advisory firm shall provide services including, but not limited to, economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreements on a best efforts basis; and (iii) either party can terminate upon a 90-days written notice.

On January 17, 2010, the agreement was terminated by mutual consent. The parties entered into a convertible promissory demand note in exchange for the outstanding balance of $59,000. Terms include a bonus payment (simple interest at 10%) in the amount of $5,900. The note includeds a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Companyat a rate of $0.03 per share. The note has no stated due date.

NOTE 12. SUBSEQUENT EVENTS

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

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate", or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATION

	Three Month Periods Ended		For the Period from December 31, 2007 (inception) to March
STATEMENT OF OPERATIONS	March 31, 2010	March 31, 2009	31, 2010

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	$10,950	-0-	$19,600
General and administrative expenses	1,000	5,000	74,350
Stock-Based Compensation	-0-	-0-	107,555
Executive Compensation	195,000	-0-	195,000
Operating Income (Loss)	$(206,950)	$(5,000)	$(396,505)

Other Income (Expenses)
Loss on Disposition of Asset	-0-	-0-	(567)
Bonus – Interest Expense	(9,755)	-0-	(9,755)
Net Income (Loss)	$(216,705)	$(5,000)	$(406,827)

BALANCE SHEET DATA	March 31, 2010	December 31, 2009
Total Assets	$27,600	$1,000
Total Liabilities	307,305	64,000
Total Stockholders’ Equity (Deficit)	$(279,705	$(63,000)

The summarized restated financial data set forth in the table below is derived from and should be read in conjunction with our restated un audited financial statements for the period from inception (December 31, 2007) through March 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009.

Our net loss for the three month period ended March 31, 2010 was ($216,705) compared to a net loss of ( $ 5,000) for the three month period ended March 31, 2009. During the three month periods ended March 31, 2010 and 2009, we did not generate any revenue from operations.

During the three month period ended March 31, 2010, we incur red expenses of $206,950 as compared to expenses of $ 5,000 incurred during the three month period ended March 31, 2009 (an increase of $201,950). These operating expenses incurred during the three month period ended March 31, 2010 consisted of: (i) professional expenses of $10,950 (2009: $-0-); (ii) general and administrative expenses of $1,000 (2009: $5,000); and (iii) executive compensation of $195,000 (2009: $-0-). We did not have any business operations during the three month period ended March 31, 2009 as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $195,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior  President/Chief Executive Officer. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.   See – “Material Commitments” below.

The basic weighted average number of shares outstanding was 20,206,624 for the three month period ended March 31, 2010 compared to 4,999,558 for the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As of March 31, 2010, our current assets were $ -0-   and our current liabilities were $ 307,305, which resulted in a working capital deficit of $ 307,305 . As of March 31, 2010, our total assets were $ 27,600 comprised of project development costs. .  As at March 31, 2010, our total liabilities were $307,305 comprised of: (i) $5,000 in accrued expenses; (ii) $195,000 in accrued employee compensation; and (iii) $107,305 in notes payable.

Stockholders’ equity (deficit) increased from ($63,000) at fiscal year ended December 31, 2009 to ($279,705) for the three month period ended March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was $ 79,705. Net cash flows used in operating activities for the three month period ended March 31, 2010 of $79,705 consisted of a net loss of ($216,705) increased by $195,000 in accrued employee compensation and $1,000 in receivables from others and decreased by $59,000 in accrued expenses. For the three month period ended March 31, 2009, net cash flows used in operating activities was $-0-.

Cash Flows from Investing Activities

For the three month period ended March 31, 2010, net cash flows used in financing activities was $27,600 consisting of project development costs relating to capitalization of an accrued expense for an engineering firm. We did not engage in any investing activities during the three month period ended March 31, 2009.

Cash Flows from Financing Activities

For the three month period ended March 31, 2010, net cash flows from financing activities was $107,305 consisting of notes payable. We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2010, net cash flows provided from financing activities was $-0- compared to $-0- for the three month period ended March 31, 2009.

PLAN OF OPERATION AND FUNDING

As noted above, we were recently organized as the result of the bankruptcy of our former affiliate. We have conducted no operations other than acquisition of certain software from our former affiliate, Arrin Systems, Inc., the preparation of our filings with the SEC, and preliminary discussions with various individuals and businesses concerning licensing (with one party) or a business combination (with several parties). We have no cash. It is anticipated that we will incur expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, our present management may pay these charges with their personal funds, as interest free loans to us, or as capital contributions. Therefore, we will also need advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

On February 10, 2010, we entered into a convertible promissory note with a web designer in the amount of $3,150. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.

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

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of the date of this Quarterly Report, the Executive Employment Agreement has been terminated.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Prior management p erformed an evaluation under the supervision and with the participation of prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, prior management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the date of this amended Quarterly Report, current management does not believe that internal controls and procedures were effective as of March 31, 2010.

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

As of the date of this amended Quarterly Report, current management does not believe that internal controls and procedures were effective as of March 31, 2010.

Changes in internal controls

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective on April 27, 2010, our Board of Directors accepted the resignations from Chris Hamilton as the Vice President and a director and Oliver Danan as the Vice President and Chief Operating Officer and director effective April 27, 2010. Simultaneously, our Board of Directors accepted the consent from Haim Mayan as the interim Chief Executive Officer and Chief Financial Officer effective April 27, 2010 and confirmed Mr. Mayan’s continuing appointment to our Board of Directors. Therefore, as of the date of this Quarterly Report, the Board of Directors is comprised of Haim Mayan, Michel Brunet and Ashley Hollington.

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

From approximately February 2008 to present, Mr. Hollington has been engaged as the associate director of Gleeds Management Services where he is responsible for delivery of project management services throughout Wales and the lead project manager on two new hospital projects. From approximately February 1998 to January 2008, Mr. Hollington was an associate at EC Harris where he was the commercial manager to Capital Alliance Development Team, implemented common processes, procedures and reporting structures across whole capital delivery units, the lead commercial manager in the area of delivery team and lead commercial support to the commercial director and team in operations and maintenance arena. From approximately 1996 through 1998, Mr Hollington was the contract development manager at Beard Dove Ltd. where he structured contracts, contract amendments, national framework agreements and refurbished contracts and cost plans. From approximately 1993 through 1995, Mr. Hollington was the area office manager with Robinson Low Francis where he was responsible for contract and staff management and business marketing. From approximately 1992 through 1993, Mr. Hollington was the senior surveyor with Balfour Beatty Project and Engineering where he was the commercial lead on colling section of projects. From approximately 1989 thoguh 1992, Mr. Hollington was the associate director with How Design and Management Limited where he was responsible for all financial and commercial aspects of projects. From approximately 1982 through 1989, Mr. Hollington was the senior quantity surveyor with WPE Limited (Bristol, Cardiff and London) where he was responsible for a variety of projects involving the opening of new offices and businesses. Lastly, from approximately 1973 through 1980, Mr. Hollington was a surveyor with Tilbury Construction Limted and Espley Tyas Construction Limited, respectively, where he was the surveyor on a variety of civil engineering and building projects.

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

INFOSPI INC.

Dated: February 9, 2011	By:	/s/ Dror Svorai
Dror Svorai, President/Chief Executive Officer

Dated: February 9, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer