Form 10-Q/A
period 2010-06-30
InfoSpi, Inc.
filed 2011-02-14
CIK 1427352

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2010
Common Stock, $0.001	69,990,258

INFOSPI INC.

Amendment No. 1 to
Form 10-Q

PART I

ITEM 1.   FINANCIAL STATEMENTS

INFOSPI INC.

RESTATED FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INFOSPI, INC.
(A Development Stage Company)
Restated - Financial Statements
(Expressed in U.S. Dollars)

Index
Index to Restated – Financial Statements	1
Restated - Balance Sheets	2
Restated - Statements of Operations	3
Restated – Statements of Cash Flows	4
Restated - Statements of Stockholders’ Equity (Deficit)	5
Notes to the Restated - Financial Statements	6

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As of	As of
	June 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS
Cash	$5,354	$-
Receivables from Others	-	1,000

TOTAL CURRENT ASSETS	5,354	1,000

OTHER ASSETS
Project Development Costs	27,600	-

TOTAL ASSETS	$32,954	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Expenses	$5,000	$64.000
Accrued Employee Compensation	237,000	-
Notes Payable	119,555	-

TOTAL CURRENT LIABILITIES	361,555	64,000

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	361,555	64,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000
Authorized, 69,990,258 and 5,567,324 Shares
Issued and Outstanding	69,990	69,990
Paid in Capital	43,132	43,132
Accumulated Deficit	(441,723)	(176,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(328,601)	(63,000)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$32,954	$1,000

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF OPERATIONS

					Inception
					12/31/2007
	Three Months Ended		Six Months Ended		Through
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010
	(Unaudited)		(Unaudited)		(Unaudited)
REVENUE
Total Revenue	$-	$-	$-	$-	$-

EXPENSES
Professional Expenses	225	-	11,175	-	19,825
General and Admin Expenses	3,671	15,000	3,671	20,000	63,021
Stock-Based Compensation	-	-	-	-	107,555
Executive Compensation	45,000	-	240,000	-	240,000
Total Expenses	48,896	15,000	254,846	20,000	430,401

OPERATING LOSS	48,896	15,000	254,846	20,000	430,401

OTHER EXPENSES
Loss on Disposition of Asset	-	-	-	-	567
Write-off Amount Due from Others	-	-	1,000	-	1,000
Bonus – Interest Expense	-	-	9,755	-	9,755
Total Other Expenses	-	-	10,755	-	11,322

NET (LOSS) BEFORE
PROVISION FOR INCOME TAXES	48,896	15,000	265,601	20,000	441,723

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$48,896	$15,000	$265,601	$20,000	$441,723

Basic (Loss) Per Share	$0.00	$0.00	$0.01	$0.00

Weighted Average Number
of Common Shares
Outstanding	25,075,632	5,567,324	25,075,632	5,567,324

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

					Inception
					12/31/2007
	Three Months Ended		Six Months Ended		Through
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010
	(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss	$(48,896)	$(15,000)	$(265,601)	$(20,000)	$(441,723)

Adjustments to Reconcile Net Loss
To Cash Provided (Used) by Operations

Stock-Based Compensation	-	-	-	-	107,555
Write-off Amounts Due from Others	-	-	1,000
Disposition of Software	-	-	-	-	567

Increase (Decrease) in Operating
Assets and Liabilities:

Accrued Expenses	-	15,000	(59,000)	-	5,000
Accrued Employee Compensation	42,000	-	237,000	-	237,000

NET CASH USED BY OPERATIONS	(6,896)	-	(86,601)	-	(91,601)

CASH FLOWS USED IN INVESTING
ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	-	-	(27,600)	-	(27,600)

NET CASH USED IN INVESTING
ACTIVITIES	-	-	(27,600)	-	(28,167)

CASH FLOWS FROM FINANCING
ACTIVITIES
Notes Payable	12,250	-	119,555	20,000	119,555
Sale of Common Stock	-	-	-	-	5,567

NET CASH FROM INVESTING
ACTIVITIES	12,250	-	119,555	-	125,122

NET INCREASE (DECREASE) IN CASH	5,354	-	5,354	-	5,354

CASH AT BEGINNING OF PERIOD	-	-	-	-	-

CASH AT END OF PERIOD	$5,354	$-	$5,354	$-	$5,354

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-	$-	$-	$-

Income Taxes Paid	$-	$-	$-	$-	$-

Stock-Based Compensation	$-	$-	$-	$-	$107,555

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
JUNE 30, 2010

				Accumulated
				During
			Additional	the	Total
	Common Stock		Paid In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended
Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended
Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567

Common Stock Issued For Warrants
Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation
Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net Loss for the Year Ended
Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Net loss for the Quarter Ended
Mar. 31, 2010	-	-	-	(216,705)	(216,705)

Net loss for the Quarter Ended
June 30, 2010	-	-	-	(48,896)	(48,896)

Balance, June 30, 2010	69,990,258	$69,990	$43,132	$(441,723)	$(328,601)

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

As a result, our Board of Directors concluded on December 5, 2010 that our previously issued financial statements for the periods above should no longer be relied upon. Therefore, we are restating our financial statements for the quarterly period ended June 30, 2010 to reflect: (i) previous unrecorded expenses; (ii) additional common stock issuances; (iii) change in earnings per share; and (iv) the effect on retained earnings (deficit). We are also amending the disclosure in the Annual Report to reflect these changes.

RESTATED FINANCIAL STATEMENTS

The Company is restating its financial statements to reflect (1) previous unrecorded expenses (2) additional common stock issuances (3) change in earnings per share and (4) the effect on retained earnings (deficit).

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s operating results as originally filed and as restated for the quarter ended June 30, 2010.

	Originally Filed	Restated
	Quarter Ended	Quarter Ended
	6/30/2010	6/30/2010
REVENUE
Total Revenue	$-	$-

EXPENSES
Professional Expenses	125	225
General & Administrative Expenses	6,523	3,671
Executive Compensation	-	45,000

Total Expenses	6,648	48,896

OPERATING LOSS	6,648	48,896

OTHER EXPENSES	-	-

Total Other Expenses	-	-

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	6,648	48,896

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$6,648	$48,896

Basic (Loss) per Share	$0.012	$0.00
Weighted Average Number
Of Common Shares
Outstanding	5,567,324	25,075,632
Diluted (loss) per Share
Assuming all 5,000,000
Warrants were Exercised	$0.0006	$0.00
Weighted Number of Shares
Outstanding after Exercise
of 5,000,000 Warrants	10,567,324	-

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

During the three months and six ended June 30, 2010 and 2009, the Company had stock-based compensation expenses related to issuances of stock options and warrants to the Company's employees, directors and consultants; for three months ended June 30, 2010, $0 and $0 respectively and for the six months ended June 30, 2010, $0 and $0 respectively.

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

Going concern limitations may prevent the realization of the recorded values of assets and/or liabilities.

NOTE 4. ACCRUED LIABILITIES

	June 30,	June 30,
Accrued Liabilities	2010	2009

Accrued Expenses	$5,000	$64 ,000
Accrued Executive Compensation	237,000	-
	$242,000	$64 ,000

NOTE 5. EXECUTIVE COMPENSATION AGREEMENT

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer.  Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

As of June 30, 2010 and 2009, the Company has recorded executive compensation under this agreement in the amounts of $240,000 accrued and $3,000 paid ($237,000 net) and $0, respectively.

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

On June 7, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with a related party investor in the amount of $5,000.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

On June 7, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with an investor in the amount of $10,000.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

NOTE 7. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value.  No other class of stock is authorized.  As of June 30, 2010 and December 31, 2009, there were a total of 69,990,258 common shares issued and outstanding, respectively.

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

NOTE 8. INCOME TAXES

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of June 30, 2010.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $441,723 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of June 30, 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset for the quarter ended June 30, 2010 and from inception (December 31, 2007) through June 30, 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

		Period From
		Inception on
		December 31, 2007
	Quarter Ended	to
	June 30, 2010	June 30, 2010

Net operating losses carried forward	$48,896	$441,723
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	18,000	155,000
Valuation allowance	(18,000)	(155,000)
Net deferred tax asset	$0	$0

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

During the first quarter, 2010, the Company converted certain accrued expense into notes payable each note including a voluntary convertible feature allowing the holder to convert all or part of the outstanding balance into fully paid non-assessable whole shares of the Company. The notes have a “bonus interest” feature calculated at ten percent (10%) and are due on demand.

During the second quarter, 2010, the Company entered into two convertible demand notes. Each note includes a voluntary convertible feature allowing the holder to convert all or part of the outstanding balance into fully paid non-assessable whole shares of the Company. The notes have no stated interest rate and are due on demand.
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

•
Effective on January 20, 2011, the Board of Directors approved and authorized the execution of a letter of intent to acquire, dated January 20, 2011 with NexPhase Lighting, Inc., a privately held Florida corporation. NexPhase is in the business of designing, developing and manufacturing high quality LED intelligent lighting fixtures.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" , or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RECENT DEVELOPMENT

On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “Amendment”). The Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authoirzed capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Six Month Periods Ended June 30, 2010 and June 30, 2009		For the Period from December 29, 2003 (inception) to June 30, 2010

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	11,175	-0-	19,825
General and administrative expenses	3,671	20,000	63,021
Stock-Based Compensation	-0-	-0-	107,555
Executive Compensation	240,000	-0-	240,000
Operating Income (Loss)	(254,846)	(20,000)	(430,401)

Other Expenses
Loss on Disposition of Asset	-0-	-0-	567
Write-off Amount Due from Others	1,000	-0-	1,000
Bonus – Interest Expense	9,755	-0-	9,755
Net Income (Loss)	(265,601)	(20,000)	(441,723)

BALANCE SHEET DATA	June 30, 2010	December 31, 2009
Total Assets	32,954	1,000
Total Liabilities	361,555	64,000
Total Stockholders’ Equity (Deficit)	(328,601)	(63,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our restated un audited financial statements for the period from inception (December 31, 2007) through June 30 , 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009.

Our net loss for the six month period ended June 30, 2010 was ($ 265,601 ) compared to a net loss of ($ 20,000 ) for the six month period ended June 30, 2009 (an increase of $245,601) . During the six month periods ended June 30, 2010 and 2009, we did not generate any revenue from operations.

During the six month period ended June 30, 2010, we incurred expenses of $ 254,846 compared to expenses of $ 20,000 incurred during the six month period ended June 30, 2009 (an increase of $234,846) . The expenses incurred during the six month period ended June 30, 2010 consisted of: (i) professional expenses of $11,175 (2009: $-0-); (ii) general and administrative expenses of $3,671 (2009: $20,000); and (iii) executive compensation of $240,000 (2009: $-0-).  We did not have any substantial business operations during the six month period ended June 30, as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $240,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer . General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.   See “ – Material Commitments” below .

The basic weighted average number of shares outstanding was 25,075,632 for the six month period ended June 30, 2010 compared to 5,567,324 for the six month period ended June 30, 2009.

Three Month Period Ended June 30, 2010 Compared to Three Month Period Ended June 30, 2009.

Our net loss for the three month period ended June 30, 2010 was ($48,896) compared to a net loss of ($15,000) for the six month period ended June 30, 2009 (an increase of $33,896). During the three month periods ended June 30, 2010 and 2009, we did not generate any revenue from operations.

During the three month period ended June 30, 2010, we incurred expenses of $48,896 compared to expenses of $15,000 incurred during the three month period ended June 30, 2009 (an increase of $33,896). The expenses incurred during the three month period ended June 30, 2010 consisted of: (i) professional expenses of $225 (2009: $-0-); (ii) general and administrative expenses of $3,671 (2009: $15,000); and (iii) executive compensation of $45,000 (2009: $-0-).  We did not have any substantial business operations during the three month period ended June 30, as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $45,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer.

The basic weighted average number of shares outstanding was 25,075,632 for the three month period ended June 30, 2010 compared to 5,567,324 for the three month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

As of June 30, 2010, our current assets were $ 5,354 and our current liabilities were $ 361,555 , which resulted in a working capital deficit of $ 356,231 . As of June 30, 2010, our total assets of $32,954 were comprised of: (i) $5,354 in cash; and (ii) $27,600 in project development costs $5,454 in cash. As of June 30, 2010, our total liabilities of $361,555 were comprised of: (i) $5,000 in accrued expenses; (ii) $237,000 in accrued employee compensation; and (iii) $119,555 in notes payable.

Stockholders’ equity (deficit) increased from ($63,000) for fiscal year ended December 31, 2010 to ($328,601) for the six month period ended June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows used by operating activities was ( $ 86,601). Net cash flows used in operating activities for the six month period ended June 30, 2010 consisted of a net loss of ($265,601) adjusted by $1,000  in write-off amounts due from others, increased by $237,000 in accrued employee compensation and further decreased by $59,000 in accrued expenses. For the six month period ended June 30, 2009, net cash flows used in operating activities was $-0-.

Cash Flows from Investing Activities

For the six month period ended June 30, 2010, net cash flows used in investing activities was ($27,600) consisting of project development costs. We did not engage in any investing activities during the six month period ended June 30, 200 9 .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2010, net cash flows provided from financing activities was $ 119,555 consisting of notes payable. We did not engage in any financing activities during the six month period ended June 30, 2009.

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

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of June 30, 2010, we accrued executive compensation of $237,000.

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

ITEM IV.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Prior management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our prior management, including our prior Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the date of this amended Quarterly Report, current management does not believe that internal controls and procedures were effective as of June 30, 2010.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our prior management, including the prior chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, prior management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our prior Chief Executive Officer/Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

As of the date of this amended Quarterly Report, current management does not believe that internal controls and procedures were effective as of June 30, 2010.

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

Effective on April 27, 2010, our Board of Directors accepted the resignations from Chris Hamilton as the Vice President and a director and Oliver Danan as the Vice President and Chief Operating Officer and a director effective April 27, 2010. Simultaneously, ou r Board of Directors accepted the consent from Haim Mayan as the interim Chief Executive Officer and Chief Financial Officer effective April 27, 2010 and confirmed Mr. Mayan’s continuing appointment to our Board of Directors.

Biography

Haim Mayan.  Since 1990, Mr. Mayan has been engaged in executive roles with private and/or public companies. Prior to joining us, Mr. Mayan served as president of Mayan group LLC in Miami, Florida. Mayan Group LLC owned and operated a large condo community and home rentals. From 1991 to present, Mr. Mayan owned and managed a construction company and  several real-estate development and commercial properties including, Oxembergeve LTD,  Gvahim LTD  in Tel Aviv, and Mayan Group LLC , which had  several other successful development s . Since 2005, Haim has made exhaustive research into the conversion of existing products into oil , especially into the tire to oil market and the conversion of algae into oil for bio-diesel.

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

INFOSPI INC.

Dated: February 11, 2011	By:	/s/ Dror Svorai
Dror Svorai, President/Chief Executive Officer

Dated: February 11, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer