Form 10-Q
period 2010-09-30
InfoSpi, Inc.
filed 2011-02-16
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2011
Common Stock, $0.001	116,890,258

INFOSPI INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INFOSPI, INC.
(A Development Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of September 30, 2010	As of December 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$4,751	$-
Receivables from Others	-	1,000

TOTAL CURRENT ASSETS	4,751	1,000

OTHER ASSETS
Project Development Costs	27,600	-

TOTAL ASSETS	$32,351	$1,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$5,000	$-
Accrued Expenses	5,000	64.000
Accrued Employee Compensation	263,000	-
Notes Payable	157,955	-

TOTAL CURRENT LIABILITIES	430,955	64,000

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	430,955	64,000

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, $0.001 Par Value, 75,000,000 Shares
Authorized, 69,990,258 Issued and Outstanding	69,990	69,990
Paid in Capital	43,132	43,132
Accumulated Deficit	(511,726)	(176,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(398,604)	(63,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,351	$1,000

See Notes to Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		Inception 12/31/2007 Through
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010
	(Unaudited)		(Unaudited)		(Unaudited)
REVENUE
Total Revenue	$-	$-	$-	$-	$-

EXPENSES
Professional Expenses	1,987	2,500	13,163	2,500	21,813
General and Admin Expenses	9,116	15,000	12,786	35,000	72,136
Stock-Based Compensation	-	107,555	-	107,555	107,555
Executive Compensation	45,000	-	285,000	-	285,000
Staff Compensation	12,000	-	12,000	-	12,000
Total Expenses	68,103	125,055	322,949	145,055	498,504

OPERATING LOSS	68,103	125,055	322,949	145,055	498,504

OTHER EXPENSES
Loss on Disposition of Asset	-	-	-	-	567
Write-off Amount Due from Others	-	-	1,000	-	1,000
Bonus – Interest Expense	1,900	-	11,655	-	11,655
Total Other Expenses	1,900	-	12,655	-	13,222

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	70,003	125,055	335,604	145,055	511,726

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$70,003	$125,055	$335,604	$145,055	$511,726

Basic Loss Per Share	$0.00	$0.00	$0.01	$0.00

Weighted Average Number of Common Shares Outstanding	29,199,530	5,817,374	29,199,530	5,817,374

See Notes to Financial Statement

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended		Inception 12/31/2007 Through
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010
	(Unaudited)		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss	$(70,003)	$(125,055)	$(335,604)	$(145,055)	$(511,726)

Adjustments to Reconcile Net Loss
To Cash Provided (Used) by Operations

Stock-Based Compensation	-	107,555	-	107,555	107,555
Write-off Amounts Due from Others	-	-	1,000
Disposition of Software	-	-	-	-	567

Increase (Decrease) in Operating
Assets and Liabilities:

Accounts Payable	5,000	-	5,000	-	5,000
Accrued Expenses	-	17,500	(59,000)	37,500	5,000
Accrued Employee Compensation	26,000	-	263,000	-	263,000

NET CASH USED BY OPERATIONS	(39,003)	-	(125,604)	-	(130,604)

CASH FLOWS USED IN INVESTING
ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	-	-	(27,600)	-	(27,600)

NET CASH USED IN INVESTING
ACTIVITIES	-	-	(27,600)	-	(28,167)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from Notes Payable	47,400	-	166,955	-	166,955
Payments on Notes Payable	(9,000)	-	(9,000)	-	(9,000)
Sale of Common Stock	-	-	-	-	5,567

NET CASH FROM INVESTING
ACTIVITIES	38,400	-	157,955	-	163,522

NET INCREASE (DECREASE) IN CASH	(603)	-	4,751	-	4,751

CASH AT BEGINNING OF PERIOD	5,354	-	-	-	-

CASH AT END OF PERIOD	$4,751	$-	$4,751	$-	$4,751

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-
Stock-Based Compensation	$-	$107,555	$-	$107,555	$107,555

See Notes to Financial Statement

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
SEPTEMBER 30, 2010

				Accumulated
				During
			Additional	the	Total
	Common Stock		Paid In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended
Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended
Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567

Common Stock Issued For Warrants
Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation
Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net Loss for the Year Ended
Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Net loss for the Quarter Ended
Mar. 31, 2010	-	-	-	(216,705)	(216,705)

Net loss for the Quarter Ended
June 30, 2010	-	-	-	(48,896)	(48,896)

Net loss for the Quarter Ended
Sept. 30, 2010	-	-	-	(70,003)	(70,003)

Balance, September 30, 2010	69,990,258	$69,990	$43,132	$(511,726)	$(398,604)

See Notes to Financial Statements

INFOSPI, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

1.	Nature of Operations and Continuance of Business

InfoSpi, Inc. ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company is a Developmental Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of September 30, 2010, the Company has never generated any revenues and has accumulated losses of $511,726 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)
Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included.

Operating results for the three month and nine month periods ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31. 2009.

b)
Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to its deferred income tax asset valuation allowances.

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)
Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, payables, and due to a stockholder.  The carrying amount of cash, prepaid expenses and payables approximates fair value because of the short-term nature of these items.

e)	Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

f)
Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in foreign currencies and management has adopted ASC 830-20 “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)
 Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

h)
Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

i)
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

During the three months and nine ended September 30, 2010 and 2009, the Company recorded stock-based compensation expenses related to issuances of stock, stock options and warrants to the Company's employees, directors and consultants; for three months ended September 30, 2010 and 2009, $0 and $0 respectively and for the nine months ended September 30, 2010 and 2009, $0 and $0 respectively.

j)
Recent Accounting Pronouncements

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

Management has considered and included all current standards through and including ASU No. 2010-29 – Business Combinations and ASU No. 2011-01 – Receivables and does not anticipate the retroactive application of any new accounting standard(s) to change the financial statements as currently presented.

3.
Project Development Cost

On January 15, 2010 the Company engaged an engineering firm to design, plan and supervise the development of proprietary “critical reactor” equipment to be used in environmentally friendly sewer and sludge conversion and used tire and plastic recovery. The initial cost of this project, in the amount of $27,600 was capitalized pending the results of the Company’s efforts to commercialize this technology.

4.
Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer.  Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the three months and nine ended September 30, 2010 and 2009, the Company recorded executive compensation expenses to the Company's chief executive officer; for three months ended September 30, 2010 and 2009, $45,000 and $0 respectively and for the nine months ended September 30, 2010 and 2009, $285,000 and $0 respectively. During the third quarter ending September 30, 2010, the Company paid $22,000 resulting in an accrued employee compensation liability of $263,000.

5.	Convertible Notes Payable

•
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

•
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

•
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

•
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

•
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

•
On June 7, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with a related party investor in the amount of $5,000.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

•
On June 7, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with an investor in the amount of $10,000.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

•
On July 19, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with an investor in the amount of $2,500.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

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

•
On August 9, 2010 the Company entered into a convertible promissory note with an investment firm (a related party) in the amount of $5,000.  Terms include a bonus payment (interest) in the amount of $500.  The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share.

•
On August 25, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with an investor in the amount of $4,000.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

•
On September 2, 2010 the Company entered into a non-interest-bearing convertible promissory demand note with an investor in the amount of $20,000.  Terms include a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

6.	Stockholders’ Equity (Deficit) and Common Stock

•
The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value.  No other class of stock is authorized.  As of September 30, 2010 and December 31, 2009, there were a total of 69,990,258 common shares issued and outstanding, respectively.

•
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

•
On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $0.001 per share which is their par value.

•
The Court also ordered the distribution of shares and warrants in InfoSpi, Inc. to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants.

•
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

•
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

•
On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authoirzed capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

•
On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2011 Amendment”). The 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

7.
Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of September 30, 2010.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $511,726 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of September 30, 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset for the periods ended September 30, 2010 and 2009 and from inception (December 31, 2007) through September 30, 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Three Months Ended				Nine Months Ended		Inception 12/31/2007 Through
	9/30/2010		9/30/2009		9/30/2010	9/30/2009	9/30/2010
	(Unaudited)				(Unaudited)		(Unaudited)

Net Operating Losses Carried Forward		$70,003		$125,055	$335,604	$145,055	$511,726
Statutory Tax Rate		35%		35%	35%	35%	35%
Effective Tax Rate		-		-	-	-	-
Deferred Tax Asset		$25,000		$44,000	$118,000	$51,000	$180,000
Valuation Allowance	$	(25,000)	$	(44,000)	$(118,000)	$(51,000)	$(180,000)
Net Deferred Tax Asset		$0		$0	$0	$0	$0

8.
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

9.
Commitments and Contingencies

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

During the third quarter, 2010, the Company entered into five convertible demand notes. Each note includes a voluntary convertible feature allowing the holder to convert all or part of the outstanding balance into fully paid non-assessable whole shares of the Company. The notes have no stated interest rate and are due on demand.

10.
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

11.	Subsequent Events These financial statements were approved by management and were issued on February 16, 2010. Subsequent events have been evaluated through this date and include the following:

•
On November 10, 2010 the Company received a letter of comment from the Securities and Exchange Commission (SEC) regarding Form 10-K for the fiscal year ending December 31, 2009. Management is cooperating fully with the SEC regarding their comments.

•
Effective on November 25, 2010, Eilay Maman and Oyster Shell Investments LLLP (collectively, the “Seller”), who are the record holders of an aggregate 28,915,810 shares of our common stock entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with Dror Svorai, our current President/Chief Executive Officer (“Svorai”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,915,810 shares of restricted common stock to Svorai at a price of $0.011 per share for a total purchase price of $325,000.00. The terms and provisions of the Share Purchase Agreement provide that: (i) $150,000 is to be paid upon execution (which as of the date of this Quarterly Report has been paid); (ii) $50,000 is due and owing on January 15, 2011; (iii) $50,000 is due and owing on February 15, 2011; and (iv) $75,000 is due and owing on March 15, 2011. As of the date of this Quarterly Report, an aggregate amount of $200,000 has been paid to the Seller.

Until the purchase price is paid in full by Svorai, the shares of common stock are being held in an escrow account to be released pro-rata to Svorai as the installments are paid to the Seller by Svorai. The sale and purchase of the 28,915,810 shares of our common stock constituted approximately 29.8% of the total issued and outstanding shares.

•
Effective on November 25, 2010, in accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 12,500,000 shares of restricted common stock to Svorai at $0.001 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 12,5000,000 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us.

•
On January 1, 2011, we entered into a three-year office building lease for our corporate headquarters located in Aventura, Florida. The lease terms include: (i) monthly rent commencing on February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.

•
Effective on January 20, 2011, our Board of Directors approved and authorized the execution of a letter of intent dated January 20, 2011 (the “Letter of Intent”) with NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”). NexPhase is in the business of designing, developing and manufacturing high quality LED intelligent lighting fixtures.

In accordance with the terms and provisions of the Letter of Intent: (i) we will acquire from the shareholders of NexPhase all of the issued and outstanding shares of NexPhase; (ii) in exchange therefore, we will issue a certain number of shares of its restricted common stock, which specific share exchange ratio is currently under negotiation; (iii) NexPhase will transfer and assign to us all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) we will assume all other assets of NexPhase including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; (v) we will further assume certain liabilities of NexPhase including all trade and debt obligations; and (vi) both parties shall both engage in due diligence to their respective satisfaction.

The Letter of Intent is also subject to various conditions precedent including, but not limited to, the successful negotiation and execution by February 21, 2011 of a definitive agreement and related other agreements in a form acceptable to both us and NexPhase. In the event a definitive agreement is not executed by February 21, 2011, the Letter of Intent may be terminated.

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

RECENT DEVELOPMENT

Amendment to Articles of Incorporation

On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authoirzed capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

Amendment to Articles of Incorporation

On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2011 Amendment”). The 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

The Board of Directors of the Corporation may authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation.

The preferred stock may also be issued by the Corporation from time to time in one or more series and in such amounts as may be determined by the Board of Directors. The designations, voting rights, amounts of preference upon distribution of assets, rates of dividends, premiums of redemption, conversion rights and other variations, if any, the qualifications, limitations or restrictions thereof, shall be such as are fixed by the Board of Directors, authority so to do being hereby expressly granted and as are stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the issue of such series of preferred stock.”

CURRENT OPERATIONS

Changes in Control

Effective on November 25, 2010, Eilay Maman and Oyster Shell Investments LLLP (collectively, the “Seller”), who are the record holders of an aggregate 28,915,810 shares of our common stock entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with Dror Svorai, our current President/Chief Executive Officer (“Svorai”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,915,810 shares of restricted common stock to Svorai at a price of $0.011 per share for a total purchase price of $325,000.00. The terms and provisions of the Share Purchase Agreement provide that: (i) $150,000 is to be paid upon execution (which as of the date of this Quarterly Report has been paid); (ii) $50,000 is due and owing on January 15, 2011; (iii) $50,000 is due and owing on February 15, 2011; and (iv) $75,000 is due and owing on March 15, 2011. As of the date of this Quarterly Report, an aggregate amount of $200,000 has been paid to the Seller. Until the purchase price is paid in full by Svorai, the shares of common stock are being held in an escrow account to be released pro-rata to Svorai as the installments are paid to the Seller by Svorai. The sale and purchase of the 28,915,810 shares of our common stock constituted approximately 29.8% of the total issued and outstanding shares.

In accordance with the further terms and provisions of the transactions and the appointment of Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and as sole director, we issued 12,500,000 shares of our restricted common stock to Svorai. This resulted in a change in control and new business operations. See “Part II. Other Information. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Letter of Intent

Effective on January 20, 2011, our Board of Directors approved and authorized the execution of a letter of intent dated January 20, 2011 (the “Letter of Intent”) with NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”). NexPhase is in the business of designing, developing and manufacturing high quality LED intelligent lighting fixtures.

In accordance with the terms and provisions of the Letter of Intent: (i) we will acquire from the shareholders of NexPhase all of the issued and outstanding shares of NexPhase; (ii) in exchange therefore, we will issue a certain number of shares of its restricted common stock, which specific share exchange ratio is currently under negotiation; (iii) NexPhase will transfer and assign to us all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) we will assume all other assets of NexPhase including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; (v) we will further assume certain liabilities of NexPhase including all trade and debt obligations; and (vi) both parties shall both engage in due diligence to their respective satisfaction.

The Letter of Intent is also subject to various conditions precedent including, but not limited to, the successful negotiation and execution by February 21, 2011 of a definitive agreement and related other agreements in a form acceptable to both us and NexPhase. In the event a definitive agreement is not executed by February 21, 2011, the Letter of Intent may be terminated.

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Nine Month Periods Ended September 30, 2010 and September 30, 2009		For the Period from December 29, 2003 (inception) to September 30, 2010

Revenue	$-0-	$-0-	$-0-

Expenses
Professional expenses	13,163	2,500	21,813
General and administrative expenses	12,786	35,000	72,136
Stock-Based Compensation	-0-	107,555	107,555
Executive Compensation	285,000	-0-	285,000
Staff Compensation	12,000	-0-	12,000
Operating Income (Loss)	(322,949)	(145,055)	(498,504)

Other Expenses
Loss on Disposition of Asset	$-0-	$-0-	$567
Write-off Amount Due from Others	1,000	-0-	1,000
Bonus – Interest Expense	11,655	-0-	11,655
Net Income (Loss)	(335,604)	(145,055)	(511,726)

BALANCE SHEET DATA	September 30, 2010	December 31, 2009
Total Assets	$32,351	$1,000
Total Liabilities	430,955	64,000
Total Stockholders’ Equity (Deficit)	(398,604)	(63,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the period from inception (December 31, 2007) through September 30, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As noted above, we were recently organized as the result of the bankruptcy of our former affiliate. We have conducted substantially no operations with the exception of the preparation of our filings with the SEC and preliminary discussions with various individuals and businesses concerning acquisitions or a business combination. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009.

Our net loss for the nine month period ended September 30, 2010 was ($335,604) compared to a net loss of ($145,055) for the nine month period ended September 30, 2009 (an increase of $190,549). During the nine month periods ended September 30, 2010 and 2009, we did not generate any revenue from operations.

During the nine month period ended September 30, 2010, we incurred expenses of $322,949 compared to expenses of $145,055 incurred during the nine month period ended September 30, 2009 (an increase of $177,894). The expenses incurred during the nine month period ended September 30, 2010 consisted of: (i) professional expenses of $13,163 (2009: $2,500); (ii) general and administrative expenses of $12,786 (2009: $35,000); (iii) stock-based compensation of $-0- (2009: $107,555); (iv) executive compensation of $285,000 (2009: $-0-); and (v) staff compensation of $12,000 (2009: $-0-). We did not have any substantial business operations during the nine month period ended September 30, 2009 as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $285,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  See “ – Material Commitments” below.

The basic weighted average number of shares outstanding was 29,199,530 for the nine month period ended September 30, 2010 compared to 5,817,374 for the nine month period ended September 30, 2009.

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($70,003) compared to a net loss of ($125,055) for the nine month period ended September 30, 2009 (an increase of $55,052). During the three month periods ended September 30, 2010 and 2009, we did not generate any revenue from operations.

During the three month period ended September 30, 2010, we incurred expenses of $68,103 compared to expenses of $125,055 incurred during the three month period ended September 30, 2009 (an increase of $56,952). The expenses incurred during the three month period ended September 30, 2010 consisted of: (i) professional expenses of $1,987 (2009: $2,500); (ii) general and administrative expenses of $9,116 (2009: $15,000); (iii) stock-based compensation of $-0- (2009: $107,555); (iv) executive compensation of $45,000 (2009: $-0-); and (v) staff compensation of $12,000 (2009: $-0-). We did not have any substantial business operations during the three month period ended September 30, 2010 as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $45,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer.

The basic weighted average number of shares outstanding was 29,199,530 for the three month period ended September 30, 2010 compared to 5,817,374 for the three month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As of September 30, 2010, our current assets were $4,751 and our current liabilities were $430,955, which resulted in a working capital deficit of $426,204. As of September 30, 2010, our total assets of $32,351 were comprised of: (i) $4,751 in cash; and (ii) $27,600 in project development costs. As of September 30, 2010, our total liabilities of $430,955 were comprised of: (i) $5,000 in accrued expenses; (ii) $5,000 in accrued expenses; (iii) $263,000 in accrued employee compensation; and (iv) $157,955 in notes payable.

Stockholders’ equity (deficit) increased from ($63,000) for fiscal year ended December 31, 2009 to ($398,604) for the nine month period ended September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used by operating activities was ($125,604). Net cash flows used in operating activities for the nine month period ended September 30, 2010 consisted of a net loss of ($335,604) adjusted by $1,000  in write-off amounts due from others, increased by $263,000 in accrued employee compensation and $5,000 in accounts payable and further decreased by $59,000 in accrued expenses. . For the nine month period ended September 30, 2009, net cash flows used in operating activities was $-0-.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2010, net cash flows used in investing activities was ($27,600) consisting of project development costs. We did not engage in any investing activities during the nine month period ended September 30, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was $157,955 consisting of notes payable. We did not engage in any financing activities during the nine month period ended September 30, 2009.

PLAN OF OPERATION AND FUNDING

As noted above, we were recently organized as the result of the bankruptcy of our former affiliate. We have conducted substantially few operations other than the preparation of our filings with the SEC, and preliminary discussions with various individuals and businesses concerning licensing or a business combination. We have no cash. It is anticipated that we will incur expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, our present management may pay these charges with their personal funds, as interest free loans us, or as capital contributions. Therefore, we will also need advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

On February 10, 2010, we entered into a convertible promissory note with a web designer in the amount of $3,150. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  On January 3, 2011, we amended the terms and conditions of the convertible promissory note regarding the conversion price, which was adjusted from $0.03 to $0.001, the par value of our shares of common stock.

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

On June 7, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $5,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

On June 7, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $10,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

On July 19, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $2,500. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

On July 19, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $14,000. The terms of the convertible promissory demand note include a bonus payment (interest) in the amount of $1,400 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

On August 9, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $5,000. The terms of the convertible promissory demand note include a bonus payment (interest) of $500 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

On August 25, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $4,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

On September 2, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $20,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date.

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of September 30, 2010, we accrued executive compensation of $285,000.

Lease

On January 1, 2011, we entered into a three-year office building lease for our corporate headquarters located in Aventura, Florida. The lease terms include: (i) monthly rent commencing on February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  If distribute and market our products outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, all revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar will be limited to our costs of goods sold.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our prior management, including our prior Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the date of this Quarterly Report, current management does not believe that internal controls and procedures were effective as of September 30, 2010.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our prior management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, prior management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on such evaluation, and as described in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective:

•
to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•
to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2010; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010.. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at September 30, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken certain remediation measures and designed new internal controls and procedures to ensure: (a) effectiveness and efficiency of operations; (b) reliability of financial reporting; and (c) compliance with laws and regulations. To that end, management will provide a controlled environment which organizes and influences its people.

In early January 2011, we acquired new office space and relocated its headquarters. Additionally, management is establishing an information and communication system for its executives and employees allowing them to carry out their responsibilities in an organized and process driven manner.

Following the recent change in control the following steps have been implemented:

(a)
The new public accounting firm Randall N. Drake, CPA, P.A. has been engaged to review and or audit our restated financial statements beginning with the quarterly report for period ended September 30, 2009.

(b)
We engaged an accounting facilitator to assist with: (a) compiling and maintaining our financial records; (b) assisting the bookkeeping staff with proper recording of transactions; (c) maintaining permanent accounting records and proper backup procedures; and (d) providing continuous monitoring of accounting functions throughout the company. In addition, the facilitator will perform a risk assessment which identifies and analyzes the relevant risks management should address in order to achievement of its objectives. The facilitator will also assist with the preparation of written policies and procedures that will help ensure management directives are carried out.

(c)
Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner has been established to ensure that the auditor is aware of management’s intent and actions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

As of the date of this Quarterly Report, current management does not believe that internal controls and procedures were effective as of September 30, 2010.

Changes in internal controls

As discussed above, significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 12,500,000 shares of restricted common stock to Svorai at $0.001 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 12,5000,000 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us.

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this Current Report are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Officers and Directors:
Dror Svorai 1720 Harrison Street, 18th Floor Suite Penthouse A Hollywood, Florida 33020 10% or Greater Owners	41,415,810 (2)	35.4%

Oliver Danan 256 SW 5th Street Boca Raton, Florida 33432	16,666,300	14.3%
____________________

(1)	Based on 116,890,258 shares of common stock issued and outstanding as of the date of this Quarterly Report.

(2)
Mr. Svorai holds of record 12,500,000 shares of common stock. Upon payment of the full purchase price of $325,000, the 14,400,000 shares held of record by Eilay Maman (representing a 14.9% equity interest) and the 14,515,810 shares held of record by Oyster Shell Investment LLLP (representing a 15.0% equity interest) will be transferred to Dror Svorai upon full payment of the purchase price no later than March 15, 2011. As of the date of this Quarterly Report, the 28,915,810 shares are being held in escrow. In accordance with the terms and provisions of the Share Purchase Agreement, a certain number of shares have and will be periodically released and transferred to Mr. Svorai.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Following the Share Purchase Agreement and effective November 25, 2010; (i) Haim Mayan resigned as a member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer of the Company; and (ii) Dror Svorai consented to act as a member of the Board of Directors and as our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer.

The biography of the new sole director and officer is set forth below as follows:

Dror Svorai. During the past ten years, Mr. Svorai has served in executive positions, including president and chief executive officer, and as a member of the board of directors of certain publicly traded companies. From 1995 to April 26, 2010, Mr. Svorai was the president and chief executive officer of Green LED Technologies, Inc., a Florida corporation, which he founded. On September 18, 2009, Green LED Technologies, Inc. was subsequently acquired by Hi Score Corporation.  The acquisition resulted in the appointment of Mr. Svorai as the president/chief executive officer and a director of Hi Score Corporation. In April 2010, Mr. Svorai resigned from his executive positions and as a director with Hi Score Corporation. Prior to and during this period, Mr. Svorai also was involved in investment of real estate and as a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

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

CHANGES IN OUR CERTIFYING ACCOUNTANT

We have engaged Randall N. Drake, CPA, P.A. (“Drake”) as our principal independent registered public accounting firm effective December 5, 2010. We accepted the resignation of Cornell, Beall & Leigh, LLC (“CB&L”) effective December 1, 2010. The decision to change our principal independent registered public accounting firm was based upon the fact that CB&L was not registered under the Public Company Accounting Oversight Board (“PCAOB”). The decision to change our principal independent registered public accounting firm was approved by our Board of Directors. We restated our financial statements for the quarters ended September 30, 2009, March 31, 2010 and June 30, 2010 and for fiscal year ended December 31, 2009 to include reviewed and/or audited financial statements.

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

We provided CB&L with a copy of the Current Report on Form 8-K and requested that CB&L furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not CB&L agreed with the statements made in the Current Report on Form 8-K with respect to CB&L and, if not, stating the aspects with which they do not agree.  We received the requested letter from CB&L wherein they have confirmed their agreement to our disclosures in the Current Report with respect to CB&L.  A copy of CB&L’s letter was filed as an exhibit to the Current Report.

In connection with our appointment of Drake as our principal registered accounting firm at this time, we have not consulted Drake on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

NON RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OF COMPLETED INTERIM REVIEW.

On approximately December 5, 2010, our Board of Directors was advised by our newly appointed independent public accountants, Randall N. Drake, CPA, P.A. (“Drake”), that our financial statements reviewed and/or audited by our prior independent public accountant, Cornell, Beale & Leigh, LLC (CB&L”), for the quarters referenced below as filed with the Securities and Exchange Commission could not be relied upon since CB&L was not registered under the Public Company Accounting Oversight Board (the “PCAOB”):

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

As of the date of this Quarterly Report, we have filed amendments to all of the Form 10-Qs and the Form 10-K for the periods referenced above restating our financial statements and including either reviewed or audited financial statements.

Our Chief Executive Officer/President discussed these matters disclosed in the filing on Form 8-K with our independent public accountants on approximately December 5, 2010.

ITEM 6. EXHIBITS

Exhibits:

10.1	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase LightingInc.(1)

16.1	Letter from Cornell, Beale and Leigh, LLC dated December 14, 2010. (2)

16.1	Letter from Randall N. Drake, CPA, dated January 5, 2011 regarding confirmationof Section 4.02(b).(3)

31.1	Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules,12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.1.1	Certifications of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
(1)	Incorporated by reference from Current Report on Form 8-K filed with the Commissionon January 24, 2011.

(2)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 14, 2010.

(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on January 5, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPI INC.

Dated: February 16, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Executive Officer

Dated: February 16, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer