Form 10-K/A
period 2009-12-31
InfoSpi, Inc.
filed 2011-03-16
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO 2 TO

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-53104

INFOSPI, INC.
(Name of small business issuer in its charter)

NEVADA	51-0668045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19495 Biscayne Blvd. Suite 411 Aventura, Florida	33180

 (305) 932-9795
  (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on whichregistered:
NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

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
AMENDMENT NO. 2 TO

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

This Annual Report is being amended in accordance with the comment letter dated March 1, 2011 from the Securities and Exchange Commission.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 69,990,258 shares of common stock issued and outstanding.

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

We have no record of paying dividends.

We have no dividend record.  We have not paid any dividends on the common shares since incorporation and do not anticipate doing so in the foreseeable future.  Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors. These include operating results, financial condition, capital requirements, business opportunities and restrictions contained in any financing agreements.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below presents information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders Warrants	0	0	0
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

STATEMENT OF OPERATIONS	Years Ended December 31 2009 and 2008		For the Period from December 29, 2003 (inception) to December 31, 2009

Revenue	$0	$0	$0

Expenses
Professional expenses	5,000	3,425	9,000
General and administrative expenses	59,000	350	59,,000
Stock Based Compensation	107,555	-0-	107,555
Operating Income (Loss)	(171,555)	(3,775)	(175,555)

Other Income
Loss on Disposition of Assets	(567)	-0-	(567)
Net Income (Loss)	(172,122)	(3,775)	(176,122)

BALANCE SHEET DATA
Total Assets	1,000	1,567
Total Liabilities	64,000	64,000
Total Stockholders’ Equity	(63,000)	1,567

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

During fiscal year ended December 31, 2009, we incurred expenses of $171,555 as compared to expenses of $3,775 incurred during fiscal year ended December 31, 2008 (an increase of $167,780). The expenses incurred during fiscal year ended December 31, 2009 consisted of: (i) $5,000 (2008: $3,425) in professional fees; (ii) $59,000 (2008: $350) in general and administrative expenses; and (iii) $107,555 (2008: $-0-) in stock based compensation. Our expenses increased primarily based on the incurrence of $107,555 as stock based compensation resulting in the issuance of 35,851,505 shares of common stock in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During fiscal year ended December 31, 2009, we incurred a loss on disposition of assets of $567 compared to a loss on disposition of assets of $-0- during fiscal year ended December 31, 2008.

Thus, our net loss during fiscal year ended December 31, 2009 was ($172,122) as compared to a net loss during fiscal year ended December 31, 2008 of ($3,775).  The basic weighted average number of shares outstanding was 13,904,916 for fiscal year ended December 31, 2009 compared to 5,142,666 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As at December 31, 2009, our current assets were $1,000 and our current liabilities were $64,000, which resulted in a working capital deficit of $63,000. As of December 31, 2009, current assets were comprised of $1,000 in receivables from others. -.

As at December 31, 2009, our total liabilities were $64,000 consisting of accrued expenses.

Stockholders’ equity (deficit) decreased from $1,567 at fiscal year ended December 31, 2008 to ($63,000) at fiscal year ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was $-0- consisting of a net loss of ($172,122) adjusted by $107,555 in stock based compensation and $576 in disposition of software and further changed by $64,000 in accrued expenses.  For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($5,000) consisting of a net loss of ($3,775) and changed by an increase of $1,000 for receivable and $225 for accrued expenses payable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INFOSPI, INC.
(A Development Stage Company)
Restated - Financial Statements
(Expressed in U.S. Dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1

Restated - Balance Sheets	F–2

Restated - Statements of Operations	F–3

Restated – Statements of Cash Flows	F–4

Restated - Statements of Stockholders’ Equity (Deficit)	F–5

Notes to the Restated - Financial Statements	F–6

Randall N. Drake, CPA, P.A.
1981 Promenade Way
Clearwater, FL  33760
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

The financial statements of InfoSPI, Inc. as of December 31, 2009 and for the year then ended have been restated for the correction of a misstatement during the period. Note 1 describes the company’s disclosure and correction of the misstatement.   Additional disclosures have been added to Note 4 regarding the issuance of common stock.

/s/Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA
Clearwater, Florida
February 3, 2011

(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As Of December 31, 2009		As of December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$		$
Receivables from Others		1,000		1,000
TOTAL CURRENT ASSETS		1,000		1,000
OTHER ASSETS
Software		-		567
TOTAL ASSETS		$1,000		$1,567
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Expenses		$64,000		$-

TOTAL CURRENT LIABILITIES		64,000		-

OTHER LIABILITIES		-		-

TOTAL LIABILITIES		64,000		-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000 Authorized, 69,990,258 and 5,567,324 Shares Issued and Outstanding		69,990		5,567
Paid in Capital		43,132		-
Accumulated Deficit		(176,122)		(4,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(63,000)		1,567
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)		1,000		$1,567

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF OPERATIONS

	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008	Inception Dec. 31, 2007 Through Dec. 31, 2009
REVENUE
Total Revenue	-	-	-
Professional Expenses	5,000	3,425	9,000
General and Admin Expenses	59,000	350	59,000
Stock-Base Compensation	107,555	-	107,555
Total Expenses	171,555	3,775	175,555
OPERATING LOSS	(171,555)	(3,775)	(175,555)
OTHER INCOME (EXPENSES)
Loss on Disposition of Assets	(567)	-	(567)
Total Other Income (Expenses)	(567)		(567)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(172,122)	(3,775)	(176,122)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(172,122)	$(3,775)	$(176,122)

Basic (Loss) per Share	$0.01	$0.00
Weighted Average number Of Common Share Outstanding	13,904,916	5,142,666

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

			Inception
			Dec. 31, 2007
	Year Ended	Year Ended	Through
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(172,122)	$(3,775)	$(176,122)
Adjustments to Reconcile Net Income (Loss)
To Cash Provided (Used) by Operations	-	-	-
Stock Based Compensation	107,555	-	107,555
Disposition of Software	567	-	567
Increase (Decrease) Changes in Operating
Assets and Liabilities:
Receivables from Others	-	(1,000)	(1,000)
Accrued Expenses	64,000	(225)	64,000
NET CASH PROVIDED BY (USED) BY
OPERATIONS	-	(5,000)	(5,000)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	(567)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(567)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	5,000	5,567
NET CASH FROM FINANCING ACTIVITIES	-	5,000	5,567
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-
Value of Stock Issued for Compensation	$107,555	$-	$107,555

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
DECEMBER 31, 2009

				Accumulated
				During
			Additional	the	Total
	Common Stock		Paid In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567
Net Loss for the year ended
Dec. 31, 2007	-	-	-	(225)	(225)
Balance, Dec. 31, 2007	567,324	567	-	(225)	342
Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000
Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000
Net loss for year ended
Dec. 31, 2008	-	-	-	(3,775)	(3,775)
Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567
Common Stock Issued For Warrants
Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-
Common Stock Issued For Compensation
Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555
Net Loss for the Year Ended
Dec. 31, 2009	-	-	-	(172,122)	(172,122)
Balance, Dec. 31, 2009	69,990,258	$69,990	$43,132	$(176,122)	$(63,000)

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

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s balance sheet as originally filed and as restated for the year ended December 31, 2009.

	Originally Filed Year Ended 12/31/2009	Restated Year Ended 12/31/2009
ASSETS
CURRENT ASSETS
Cash	$-	$-
Receivables from Others	1,000	1,000
Software	567	-

TOTAL CURRENT ASSETS	1,567	1,000

TOTAL ASSETS	$1,567	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses	-	64,000

TOTAL CURRENT LIABILITIES	-	64,000

TOTAL LIABILITIES	-	64,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000 Authorized, 69,990,258 and 5,567,324 Shares Issued and Outstanding	5,567	69,990
Paid in Capital	-	43,132
Accumulated Deficit	(4,000)	(176,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,567	(63,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,567	$1,000

The following chart represents the company’s operating results as originally filed and as restated for the quarter ended December 31, 2009.

	Originally Filed Quarter Ended 12/31/2009	Restated Quarter Ended 12/31/2009
REVENUE
Total Revenue	$-	$-

EXPENSES
Professional Expenses	-	5,000
General & Administrative Expenses	-	59,000
Stock Base Compensation	-	107,555

Total Expenses	-	171,555

OPERATING LOSS	-	(171,555)

OTHER INCOME (EXPENSES)
Loss on Disposition of Assets	-	(567)

Total Other Income (Expenses)	-	(567)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	-	(172,122)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$-	$(172,122)

Basic (Loss) per Share	$0.00	$0.01

Weighted Average Number Of Common Shares Outstanding	5,567,324	13,904,916

Diluted (loss) per Share Assuming all 5,000,000 Warrants were Exercised	$0.00	$0.00

Weighted Number of Shares Outstanding after Exercise of 5,000,000 Warrants	10,567,324	-

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

SERVICES RENDERED

On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 35,851,505 shares of restricted common stock at $0.003 per share in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. Factors considered by the Board in determining the fair value of the 35,851,515 shares of common stock included:

1)	a lack of observable market prices because of the minimal volume of shares that had been traded on any independent market since the inception of the Company,
2)	the large number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
3)	the Company’s issuance of 28,571,429 shares for 5,000,000 warrants converted to common stock effective September 22, 2009 at an issuance price of $0.001 per share,
4)	the unregistered status of the shares which limits the marketability of the shares,
5)	the fact that issuance of these shares does not change who is in control of the Company, and
6)	the estimated value of the services provided.

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

NOTE 5. INCOME TAXES

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management’s assessment, the Company’s results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of December 31, 2009.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our prior management, including our prior Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the date of this amended Annual Report, current management does not believe that internal controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our prior management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, prior management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on such evaluation, and as described in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-K, our disclosure controls and procedures were not effective:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31,  2009; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010.. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at December 31, 2009 may have contributed to insufficient oversight of our accounting and audit functions.

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

Following the recent change in control the following steps have been implemented:

(a)
The new public accounting firm Randall N. Drake, CPA, P.A. has been engaged to review and or audit our restated financial statements beginning with the quarterly report for period ended September 30, 2010.

(b)
The firm engaged an accounting facilitator to assist with: (a) compiling and maintaining our financial records; (b) assisting the bookkeeping staff with proper recording of transactions; (c) maintaining permanent accounting records and proper backup procedures; and (d) providing continuous monitoring of accounting functions throughout the company. In addition, the facilitator will perform a risk assessment which identifies and analyzes the relevant risks management should address in order to achievement of its objectives. The facilitator will also assist with the preparation of written policies and procedures that will help ensure management directives are carried out.

(c)
Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner has been established to ensure that the audit is aware of management’s intent and actions.

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

Changes in internal controls

As discussed above, significant changes were not implemented in our internal controls over financial reporting during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michel A. Brunet.  Mr. Brunet is a fully bilingual administrator with a facility to organize teams and for interpersonal relationships. For the past ten years, Mr. Brunet was an associate founder of the firm Montaigne Group, which administered properties belonging to the city of Montreal, Quebec. Within Montaigne Group, he worked on creating an aviation maintenance facility in Plattsburg, New York. He was also a consultant with HyperSecure, establishing relationships within the various governmental levels. Mr. Brunet earned a degree is administrative specializing in finance and marketing in 1969 and a Master of Business Administration in finance at the University of Laval in 1970.

Ashley Michael Hollington.   During the past thirty years, Mr. Hollington has been engaged as a chartered quantity surveying professional providing project solutions at stratgeic and technical levels to a diverse range of clients. Mr. Hollington has been a leader in a variety of project environments and has extensive knowledge of project controls, risk management, value engineering, problem solving and process development with the ability to view strategy and translate into results. From approximately February 2008 to present, Mr. Hollington has been engaged as the associate director of Gleeds Management Services where he is responsible for delivery of project management services throughout Wales and the lead project manager on two new hospital projects. From approximately February 1998 to January 2008, Mr. Hollington was an associate at EC Harris where he was the commercial manager to Capital Alliance Development Team, implementing common processes, procedures and reporting structures across whole capital delivery units, the lead commercial manager in area of delivery team and lead commercial support to the commercial director and team in operations and maintenance arena. From approximately 1996 through 1998, Mr Hollington was the contract development manager at Beard Dove Ltd. where he structured contracts, contract amendments, national framework agreements and refurbished contracts and cost plans. From approximately 1993 through 1995, Mr. Hollington was the area office manager with Robinson Low Francis where he was responsible for contract and staff management and business marketing. From approximately 1992 through 1993, Mr. Hollington was the senior surveyor with Balfour Beatty Project and Engineering where he was the commercial lead on colling section of projects. From approximately 1989 through 1992, Mr. Hollington was the associate director with How Design and Management Limited where he was responsible for all financial and commercial aspects of projects. From approximately 1982 through 1989, Mr. Hollington was the senior quantity surveyor with WPE Limited (Bristol, Cardiff and London), where he was responsible for a variety of projects involving the opening of new offices and businesses. Lastly, from approximately 1973 through 1980, Mr. Hollington was a surveyor with Tilbury Construction Limted and Espley Tyas Construction Limited, respectively, where he was the surveyor on a vaiety of civil engineering and building projects.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Executive Officer Compensation Table
Name and Principal Position	Year (US$)	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
	2008	0	0	0	0	0	0	0	0
William Hartley	2009	$0	$0	0	0	0	0	0	$0
Haim Mayan	2009	$0	0	0	0	0	0	0	$0

STOCK OPTIONS AND SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2009

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted to the Named Executive Officer:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (US$)
Haim Mayan	$0	$0	0	0	0	0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 13, 2009, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 69,990,258 shares of common stock issued and outstanding

As of the date of this amended Annual Report, there has been a change in control. The change of control took place on November 25, 2010 as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Haim Mayan 12000 North Bayshore Drive Suite 305 North Miami, Florida 33181	12,150,000		19.65%
Ashley Hollington Address	0		0%
Michel Brunet 4053 Vendome Avenue Montreal, Quebec Canada H4A 3N2	400,000		Nil
All executive officers and directors as a group (3 persons)	12,550,000		20.30%
Beneficial Shareholders Greater than 10%
Olivier Danan 256 SW 5th Street Boca Raton, Florida 33432	13,950,000	(2)	22.56%

*	Less than one percent.

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

Dated: March 15, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President

Dated: March 15, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2011	By:	/s/ DROR SVORAI
Director