Form 10-Q/A
period 2010-03-31
InfoSpi, Inc.
filed 2011-03-16
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 3 TO
Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53104

InfoSpi Inc.
(Name of small business issuer in its charter)

Nevada	51-0668045
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

19495 Biscayne Blvd. Suite 411 Aventura, Florida 33180 (Address of principal executive offices)

(305) 932-9795 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 24, 2010
Common Stock, $0.001	69, 990, 258

INFOSPI INC.

Amendment No. 3 to
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INFOSPI, INC.
(A Development Stage Company)
Restated - Financial Statements
(Expressed in U.S. Dollars)

Index
Index to Restated – Financial Statements	1
Restated - Balance Sheets	2
Restated - Statements of Operations	3
Restated – Statements of Cash Flows	4
Restated - Statements of Stockholders’ Equity (Deficit)	5
Notes to the Restated - Financial Statements	6

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As of March 31, 2010 (Unaudited)	As of December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$-	$-
Receivables from Others	-	1,000

TOTAL CURRENT ASSETS	-	1,000

OTHER ASSETS
Project Development Costs	27,600	-

TOTAL ASSETS	$27,600	$1,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Expenses	$5,000	$64.000
Accrued Employee Compensation	195,000	-
Notes Payable	107,305	-

TOTAL CURRENT LIABILITIES	307,305	64,000

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	307,305	64,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000
Authorized, 69,990,258 and 5,567,324 Shares
Issued and Outstanding	69,990	69,990
Paid in Capital	43,132	43,132
Accumulated Deficit	(392,827)	(176,122)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(279,705)	(63,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,600	$1,000

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

Weighted Average Number
of Common Shares
Outstanding	20,206,624	4,999,558	20,206,624	4,999,558

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

	Three Months Ended		Three Months Ended		Inception 12/31/2007 Through
	3/31/2010	3/31/2009	3/31/2010	3/31/2009	03/31/2010
	(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(216,705)	(5,000	$(216,705)	$(5,000)	$(392,827)

Adjustments to Reconcile Net Loss
To Cash Provided (Used) by Operations

Stock-Based Compensation	-	-	-	-	107,555
Disposition of Software	-	-	-	-	567

Increase (Decrease) in Operating
Assets and Liabilities:

Receivables from Others	1,000	-	1,000	-	-
Accrued Employee Compensation	195,000	-	195,000	-	195,000
Accrued Expenses	(59,000)	5,000	(59,000)	5,000	5,000

NET CASH USED BY OPERATIONS	(79,705)	-	(79,705)	-	(84,705)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	(27,600)	-	(27,600)	-	(27,600)

NET CASH USED IN INVESTING
ACTIVITIES	(27,600)	-	(27,600)	-	(28,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	107,305	-	107,305	-	107,305
Sale of Common Stock	-	-	-	-	5,567

NET CASH FROM INVESTING ACTIVITIES	107,305	-	107,305		112,872

NET INCREASE (DECREASE) IN CASH	-	-	-	-	-
				-	-
CASH AT BEGINNING OF PERIOD	-		-	-	-

CASH AT END OF PERIOD	$-	$-	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-	$-	$-	$-

Income Taxes Paid	$-	$-	$-	$-	$-

Stock-Based Compensation	$-	$-	$-	$-	$107,555

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
MARCH 31, 2010

	Common Stock		Additional Paid In	Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common Stock Issued Per Court Order
Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended
Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order
Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash
Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended
Dec. 31, 2008			-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	1,567

Common Stock Issued For Warrants
Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation
Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net Loss for the Year Ended
Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Net loss for the Quarter Ended
Mar. 31, 2010	-	-	-	(216,705)	(216,705)

Balance, Mar. 31, 2010	69,990,258	$69,990	$43,132	$(392,827)	$(279,705)

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

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s balance sheet as originally filed and as restated for the quarter ended March 31, 2010.

	Originally Filed Quarter Ended 03/31/2010	Restated Quarter Ended 03/31/2010
ASSETS
CURRENT ASSETS
Cash	$-	$-
Receivables from Others	1,000	-
Software	567	-
Development Costs	97,550	-

TOTAL CURRENT ASSETS	99,117	-

OTHER ASSETS
Project Development Costs	-	27,600

TOTAL ASSETS	$99,117	$27,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$38,550	$-
Accrued Expenses	-	5,000
Accrued Employee Compensation	-	195,000
Notes Payable	-	107,305
Long-Term Liabilities	59,000	-

TOTAL CURRENT LIABILITIES	97,550	307,305

TOTAL LIABILITIES	97,550	307,305

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000 Shares Authorized, 69,990,258 Issued and 5,567,324 Shares Issued and Outstanding	5,567	69,990
Paid in Capital	-	43,132
Accumulated Deficit	(4,000)	(392,827)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,567	(279,705)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$99,117	$27,600

The following chart represents the company’s operating results as originally filed and as restated for the quarter ended March 31, 2010.

	Originally Filed Quarter Ended 03/31/2010	Restated Quarter Ended 03/31/2010
REVENUE
Total Revenue	$-	$-

EXPENSES
Professional Expenses	-	10,950
General & Administrative Expenses	-	-
Executive Compensation	-	195,000

Total Expenses	-	205,950

OPERATING LOSS	-	205,950

OTHER EXPENSES
Write-off Amount Due from Others	-	1,000
Bonus – Interest Expense	-	9,755

Total Other Expenses	-	10,755

NET LOSS BEFORE PROVISION FOR INCOME TAXES	-	216,705

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$-	$216,705

Basic (Loss) per Share	$0.00	$0.00

Weighted Average Number Of Common Shares Outstanding	5,567,324	20,060,624

Diluted (loss) per Share Assuming all 5,000,000 Warrants were Exercised	$0.00	$0.00

Weighted Number of Shares Outstanding after Exercise of 5,000,000 Warrants	10,567,324	-

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

NOTE 4. PROJECT DEVELOPMENT COSTS

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

NOTE 5. ACCRUED LIABILITIES

	March 31, 2010	March 31,2009
Accrued Liabilities
Accrued Expenses	$5,000	$5,000
Accrued Executive Compensation	195,000
	$200,000	$5,000

NOTE 6. EXECUTIVE COMPENSATION AGREEMENT

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

NOTE 7. CONVERTIBLE NOTES PAYABLE

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

NOTE 8 . STOCKHOLDERS' EQUITY - COMMON STOCK

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

NOTE 9 . INCOME TAXES

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

NOTE 10. RELATED PARTY TRANSACTIONS

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

NOTE 11. COMMITMENT AND CONTINGENCY

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

NOTE 12. CONSULTING AGREEMENT

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

NOTE 13.  SUBSEQUENT EVENTS

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

This Quarterly Report is being amended in accordance with the comment letter dated March 1, 2011 from the Securities and Exchange Commission.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Three Month Periods Ended March 31, 2010 and March 31, 2009		For the Period from December 31, 2007 (inception) to March 31, 2010

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	$10,950	-0-	$19,600
General and administrative expenses	1,000	5,000	74,350
Stock-Based Compensation	-0-	-0-	107,555
Executive Compensation	195,000	-0-	195,000
Operating Income (Loss)	$(206,950)	$(5,000)	$(396,505)

Other Income (Expenses)
Loss on Disposition of Asset	-0-	-0-	(567)
Bonus – Interest Expense	(9,755)	-0-	(9,755)
Net Income (Loss)	$(216,705)	$(5,000)	$(406,827)

BALANCE SHEET DATA	March 31, 2010	December 31, 2009
Total Assets	$27,600	$1,000
Total Liabilities	307,305	64,000
Total Stockholders’ Equity (Deficit)	$(279,705	$(63,000)

The summarized restated financial data set forth in the table below is derived from and should be read in conjunction with our restated unaudited financial statements for the period from inception (December 31, 2007) through March 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009.

Our net loss for the three month period ended March 31, 2010 was ($216,705) compared to a net loss of ($5,000) for the three month period ended March 31, 2009. During the three month periods ended March 31, 2010 and 2009, we did not generate any revenue from operations.

During the three month period ended March 31, 2010, we incurred expenses of $206,950 as compared to expenses of $5,000 incurred during the three month period ended March 31, 2009 (an increase of $201,950). These operating expenses incurred during the three month period ended March 31, 2010 consisted of: (i) professional expenses of $10,950 (2009: $-0-); (ii) general and administrative expenses of $1,000 (2009: $5,000); and (iii) executive compensation of $195,000 (2009: $-0-). We did not have any business operations during the three month period ended March 31, 2009 as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $195,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior  President/Chief Executive Officer. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  See – “Material Commitments” below.

The basic weighted average number of shares outstanding was 20,206,624 for the three month period ended March 31, 2010 compared to 4,999,558 for the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As of March 31, 2010, our current assets were $-0-  and our current liabilities were $307,305, which resulted in a working capital deficit of $307,305. As of March 31, 2010, our total assets were $27,600 comprised of project development costs. .  As at March 31, 2010, our total liabilities were $307,305 comprised of: (i) $5,000 in accrued expenses; (ii) $195,000 in accrued employee compensation; and (iii) $107,305 in notes payable.

Stockholders’ equity (deficit) increased from ($63,000) at fiscal year ended December 31, 2009 to ($279,705) for the three month period ended March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was $79,705. Net cash flows used in operating activities for the three month period ended March 31, 2010 of $79,705 consisted of a net loss of ($216,705) increased by $195,000 in accrued employee compensation and $1,000 in receivables from others and decreased by $59,000 in accrued expenses. For the three month period ended March 31, 2009, net cash flows used in operating activities was $-0-.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of March 31, 2010; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2011.. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at September 30, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

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

ITEM 6. EXHIBITS

Exhibits:	Description

31.1	Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules,2a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.1.1	Certifications of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPI INC.

Dated: March 15, 2011	By:	/s/ Dror Svorai
Dror Svorai
President/Chief Executive Officer

Dated: March 15, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer