Form 10-Q/A
period 2010-06-30
InfoSpi, Inc.
filed 2011-03-16
CIK 1427352

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
Common Stock, $0.001

INFOSPI INC.

Amendment No. 2 to
Form 10-Q

Part 1.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1
	Restated Balance Sheets	2
	Restated Statements of Operations	3
	Restated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II.	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Reserved and Removed	14

Item 5.	Other Information	5

Item 6.	Exhibits	6

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

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – BALANCE SHEETS

	As of
	June 30, 2010	As of
	(Unaudited )	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$5,354	$-
Receivables from Others	-	1,000
TOTAL CURRENT ASSETS	5,354	1,000
OTHER ASSETS
Project Development Costs	27,600	-
TOTAL ASSETS	$32,954	$1,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Expenses	$5,000	$64.000
Accrued Employee Compensation	237,000	-
Notes Payable	119,555	-
TOTAL CURRENT LIABILITIES	361,555	64,000
OTHER LIABILITIES	-	-
TOTAL LIABILITIES	361,555	64,000
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000 Shares
Authorized, 69,990,258 Issued and Outstanding	69,990	69,990
Paid in Capital	43,132	43,132
Accumulated Deficit	(441,723)	(176,122)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(328,601)	(63,000)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$32,954	$1,000

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

See Notes to Restated Financial Statements

INFOSPI, INC.
(A DEVELOPMENT STAGE COMPANY)
RESTATED – STATEMENTS OF CASH FLOWS

					Inception
					12/31/2007
	Three Months Ended		Six Months Ended		Through
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010
	(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss	$(48,896)	$(15,000)	$(265,601)	$(20,000)	$(441,723)
Adjustments to Reconcile Net Loss
To Cash Provided (Used) by Operations
Stock-Based Compensation	-	-	-	-	107,555
Write-off Amounts Due from Others	-	-	1,000
Disposition of Software	-	-	-	-	567
Increase (Decrease) in Operating
Assets and Liabilities:
Accrued Expenses	-	15,000	(59,000)	-	5,000
Accrued Employee Compensation	42,000	-	237,000	-	237,000
NET CASH USED BY OPERATIONS	(6,896)	-	(86,601)	-	(91,601)
CASH FLOWS USED IN INVESTING
ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	-	-	(27,600)	-	(27,600)
NET CASH USED IN INVESTING
ACTIVITIES	-	-	(27,600)	-	(28,167)
CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from Notes Payable	15,000	-	122,305	20,000	122,305
Payments on Notes Payable	(2,750)	-	(2,750)	-	(2,750)
Sale of Common Stock	-	-	-	-	5,567
NET CASH FROM INVESTING
ACTIVITIES	12,250	-	119,555	20,000	125,122
NET INCREASE (DECREASE) IN CASH	5,354	-	5,354	-	5,354
CASH AT BEGINNING OF PERIOD	-	-	-	-	-
CASH AT END OF PERIOD	$5,354	$-	$5,354	$-	$5,354
SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-
Stock-Based Compensation	$-	$-	$-	$-	$107,555

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

The resulting changes do not impact the company’s income tax provision.

The following chart represents the company’s balance sheet as originally filed and as restated for the quarter ended June 30, 2010.

	Originally Filed	Restated
	Quarter Ended	Quarter Ended
ASSETS	6/30/2010	6/30/2010

CURRENT ASSETS
Cash	$5,454	$5,354
Receivables from Others	1,000	-
Software	567	-
Development Costs	97,550	-
TOTAL CURRENT ASSETS	104,571	5,354
OTHER ASSETS
Project Development Costs	-	27,600
TOTAL ASSETS	$104,571	$32,954
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$38,550	$-
Accrued Expenses	-	5,000
Accrued Employee Compensation	-	237,000
Notes Payable	2,120	119,555
Long-Term Liabilities	68,982	-
TOTAL CURRENT LIABILITIES	109,562	361,555
TOTAL LIABILITIES	109,562	361,555
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 75,000,000 Shares
Authorized, 69,990,258 Issued and Outstanding	5,567	69,990
Paid in Capital	-	43,132
Accumulated Deficit	(10,648)	(441,723)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,081)	(328,601)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$104,571	$32,954

The following chart represents the company’s operating results as originally filed and as restated for the quarter ended June 30, 2010.

	Originally Filed	Restated
	Quarter Ended	Quarter Ended
	6/30/2010	6/30/2010
REVENUE
Total Revenue	$-	$-

EXPENSES
Professional Expenses	125	225

General & Administrative Expenses	6,523	3,671

Executive Compensation	-	45,000

Total Expenses	6,648	48,896

OPERATING LOSS	6,648	48,896

OTHER EXPENSES	-	-

Total Other Expenses	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	6,648	48,896

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$6,648	$48,896

Basic (Loss) per Share	$0.012	$0.00

Weighted Average Number Of Common Shares Outstanding	5,567,324	25,075,632

Diluted (loss) per Share Assuming all
5,000,000 Warrants were Exercised	$0.0006	$0.00

Weighted Number of Shares Outstanding after Exercise
of 5,000,000 Warrants	10,567,324	-

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

NOTE 5.   ACCRUED LIABILITIES

Accrued Liabilities	June 30, 2010	Dec. 31, 2009
Accrued Expenses	$5,000	$64,000
Accrued Executive Compensation	237,000	-
	$242,000	$64,000

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

NOTE 8.   STOCKHOLDERS' EQUITY - COMMON STOCK

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

NOTE 9.   INCOME TAXES

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

		Period
		From
		Inception
		on
		December
	Quarter	31, 2007 to
	Ended
	June30, 2010	June 30, 2010

Net operating losses carried forward	$48,896	$441,723
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	18,000	155,000
Valuation allowance	(18,000)	(155,000)
Net deferred tax asset	$0	$0

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

14

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

•
The sale and purchase of the 28,915,810 shares of common stock of the Company constitutes29.8% of the total issued and outstanding shares. In accordance with the further terms and provisions of the transactions, the Company shall issue an additional 12,500,000 shares of restricted common stock to the Chief Executive Officer pursuant to his appointment as the sole officer and sole director of the Company. This will result in a change in control of the Company.The source of funds used by Buyer to acquire the 28,915,810 shares of common stock of the Company is personal funds. There are no arrangements or understandings between the Buyer and Seller and their respective associates with respect to election of directors or other matters.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Six Month Periods Ended June 30, 2010 and June 30, 2009		For the Period from December 29, 2003 (inception) to June 30, 2010

Revenue	-0-	-0-	-0-

Expenses
Professional expenses	11,175	-0-	19,825
General and administrative expenses	3,671	20,000	63,021
Stock-Based Compensation	-0-	-0-	,107,555
Executive Compensation	240,000	-0-	240,000
Operating Income (Loss)	(254,846)	(20,000)	(430,401)

Other Expenses
Loss on Disposition of Asset	-0-	-0-	567
Write-off Amount Due from Others	1,000	-0-	1,000
Bonus – Interest Expense	9,755	-0-	9,755
Net Income (Loss)	(265,601)	(20,000)	(441,723)

BALANCE SHEET DATA	June 30, 2010	December 31, 2009
Total Assets	32,954	1,000
Total Liabilities	361,555	64,000
Total Stockholders’ Equity (Deficit)	(328,601)	(63,000)

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

RESULTS OF OPERATION

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009.

Our net loss for the six month period ended June 30, 2010 was ($265,601) compared to a net loss of ($20,000) for the six month period ended June 30, 2009 (an increase of $245,601). During the six month periods ended June 30, 2010 and 2009, we did not generate any revenue from operations.

During the six month period ended June 30, 2010, we incurred expenses of $254,846 compared to expenses of $20,000 incurred during the six month period ended June 30, 2009 (an increase of $234,846). The expenses incurred during the six month period ended June 30, 2010 consisted of: (i) professional expenses of $11,175 (2009: $-0-); (ii) general and administrative expenses of $3,671 (2009: $20,000); and (iii) executive compensation of $240,000 (2009: $-0-).  We did not have any substantial business operations during the six month period ended June 30, as a result of the bankruptcy.  Our expenses increased primarily based on the incurrence of $240,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  See “ – Material Commitments” below.

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

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

As of June 30, 2010, our current assets were $5,354 and our current liabilities were $361,555, which resulted in a working capital deficit of $356,231. As of June 30, 2010, our total assets of $32,954 were comprised of: (i) $5,354 in cash; and (ii) $27,600 in project development costs$5,454 in cash. As of June 30, 2010, our total liabilities of $361,555 were comprised of: (i) $5,000 in accrued expenses; (ii) $237,000 in accrued employee compensation; and (iii) $119,555 in notes payable.

Stockholders’ equity (deficit) increased from ($63,000) for fiscal year ended December 31, 2010 to ($328,601) for the six month period ended June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows used by operating activities was ($86,601). Net cash flows used in operating activities for the six month period ended June 30, 2010 consisted of a net loss of ($265,601) adjusted by $1,000  in write-off amounts due from others, increased by $237,000 in accrued employee compensation and further decreased by $59,000 in accrued expenses. . For the six month period ended June 30, 2009, net cash flows used in operating activities was $-0-.

Cash Flows from Investing Activities

For the six month period ended June 30, 2010, net cash flows used in investing activities was ($27,600) consisting of project development costs. We did not engage in any investing activities during the six month period ended June 30, 2009. .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2010, net cash flows provided from financing activities was $119,555 consisting of notes payable. We did not engage in any financing activities during the six month period ended June 30, 2009.

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

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of June 30, 2010, we accrued executive compensation of $237,000. As of the date of this amended Quarterly Report, the Executive Employment Agreement has been terminated.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of June 30, 2010; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2011. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at September 30, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

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

Changes in internal controls

As discussed above, significant changes were implemented in our internal controls over financial reporting during the second quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dror Svorai, Chief Executive Officer

Dated: March 15, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer