Form 10-K
period 2010-12-31
InfoSpi, Inc.
filed 2011-04-15
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-53104
ONTECO CORPORATION
(Name of small business issuer in its charter)

NEVADA	90-0335743
(State or other jurisdiction of incorporation Identification No.)	(I.R.S. Employer or organization)

19495 Biscayne Blvd.
Suite 411
Aventura, Florida 33180
(Address of principal executive offices)

(305) 932-9795
______________
(Issuer's telephone number)

Securities registered pursuant to Section12(b) of the Act:	Name of each exchange on which registered:
NONE

InfoSpi Inc.
 (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2010 is $565,801.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of April 6, 2011 Common Stock, $0.001 183,711,236 shares

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ONTECO CORPORATION
Formerly known as InfoSpi Inc.

FORM 10-K

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Onteco Corporation files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

InfoSpi, Inc., now known as Onteco Corporation, was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

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

Share Purchase Agreement

Effective on November 25, 2010, Eilay Maman and Oyster Shell Investments LLLP (collectively, the “Seller”), who are the record holders of an aggregate 28,915,810 shares of our common stock entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with Dror Svorai, our current President/Chief Executive Officer (“Svorai”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,915,810 shares of restricted common stock to Svorai at a price of $0.011 per share for a total purchase price of $325,000.00. The terms and provisions of the Share Purchase Agreement provide that: (i) $150,000 is to be paid upon execution; (ii) $50,000 is due and owing on January 15, 2011; (iii) $50,000 is due and owing on February 15, 2011; and (iv) $75,000 is due and owing on March 15, 2011. As of the date of this Annual Report, an aggregate amount of $275,000 has been paid to the Seller. The parties have agreed that the final payment due date of March 15, 2011 is extended to April 30, 2011. Until the purchase price is paid in full by Svorai, the shares of common stock are being held in an escrow account to be released pro-rata to Svorai as the installments are paid to the Seller by Svorai. The sale and purchase of the 28,915,810 shares of our common stock constituted approximately 29.8% of the total issued and outstanding shares.

In accordance with the further terms and provisions of the transactions and the appointment of Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and as sole director, we issued 12,500,000 shares of our restricted common stock to Svorai. This resulted in a change in control and new business operations. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT DEVELOPMENTS

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

Amendment to Articles of Incorporation – Increase in Authorized Capital

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

Our Board of Directors may authorize the issuance from time to time of shares of our stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in our bylaws.

The preferred stock may also be issued by us from time to time in one or more series and in such amounts as may be determined by our Board of Directors. The designations, voting rights, amounts of preference upon distribution of assets, rates of dividends, premiums of redemption, conversion rights and other variations, if any, the qualifications, limitations or restrictions thereof, shall be such as are fixed by our Board of Directors, authority to do so being hereby expressly granted and as are stated and expressed in a resolution or resolutions adopted by our Board of Directors providing for the issue of such series of preferred stock.

Certificate of Amendment – Name Change

On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2001 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written conent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011. Our new cusip number is 683311104.

Therefore, as of the date of this Annual Report, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "InfoSpi" or “Onteco Corporation” refers to Onteco Corporation.

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corporation, 7069 Highland Drive, Suite 300, Salt Lake City, Utah 64121.

BUSINESS OPERATIONS

NexPhase Lighting

Effective on February 14, 2011, our Board of Directors approved and authorized the execution of a definitive agreement dated February 14, 2011 (the “Agreement”) with NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) we acquired from the NexPhase Shareholders an aggregate 60,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange therefore, we issued to the NexPhase Shareholders an aggregate 67,500,000 shares of our restricted common stock in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to us all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) we assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) we further assumed certain liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the date of this Annual Report, NexPhase has become our wholly-owned subsidiary.

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”). NexPhase uses the highest quality products in the manufacture of its LED Lighting Fixtures which provides customers with an approximate six-year or 50,000 hour warranty on its fixtures. By utilizing world-class LEDs and photo-metrics and thermal management in the manufacture of the LED Lighting Fixtures, management believes that the NexPhase LED Lighting Fixtures of are of the highest quality and most reliable in lighting products. The LED Lighting Fixtures are as follows: (i) downlight troffer; (ii) reflective troffer, which adds an architectural flair to any space; (iii) high-bay fixtures, which provide a 50-70% energy savings over metal halide and high pressure sodium high bays; (iv) low-bay and parking garage fixtures, which provide a 50-70% savings over metal halide and high pressure sodium high bays; (v) MR-16 lamps with approximate 90% energy savings over conventional MR-16 with significantly less heat; and (vi) PAR 38 lamps with approximately 90% energy savings over conventional MR-16 with significantly less heat.

The LED Lighting Fixtures can be controlled through a variety of means. Permissions and the types of controls authorized are assigned during set-up. Fixtures or groups of fixtures can be controlled via a hand-held remote control, through any smart phone (i.e. iPhone) or via the computer. Moreover, the LED Lighting Fixtures are intelligent. They incorporate a MESH networking technology which allows the fixtures to communicate with each other wirelessly. The set-up and management of the LED Lighting Fixtures allows from the combining of multiple fixtures into a given group … specific offices, hallways, stairwells, conference rooms, etc.

NexPhase also has a patent pending “NexSense” technology that provides customers with an additional edge in lighting management and a return on investment. See – Intellectual Property and Patent” below. The LED Lighting Products incorporate advanced sensory features that expand a customer’s energy savings beyond just the use of energy saving LEDs as follows:

•
Proximity Sensing. The most energy saving light fixture available is one that is not on. Therefore, building on this premise, the NexPhase Proximity Sensor monitors movement within a given space and either dims or shuts the lights off if no movement has been sensed within a given period of time (configurable by the user).

•
Ambient Light Sensing.  This sensor takes advantage of the sun’s free light energy. Once the occupant of an office sets the light level they like within their space, this sensor monitors the light level throughout the date. If more light comes into the office as the sun rises, the sending system reduces the amount of light being given off by the fixture to ensure the light level within the space remains the same. The reverse is also true. If storm clouds move in and block the sublight that was previously coming into the space, the sensing system increases the amount of light from the fixture up to the maximum output.

Management believes that the LED Lighting Fixtures provide further additional benefits, such as (i) higher quality lighting as compared to standard lighting systems; (ii) reduced heat generation resulting in lower HVAC costs in warm environments; (iii) elimination of the release of mercury and other harmful chemicals into landfills at the end of the fixtures life cycle; (iv) less energy consumption to run the fixtures, which results in less green house gasses released into the atmosphere; (v) lower maintenance costs for business owners associated with the replacement of standard lamps and tubes based upon the LED Lighting Fixtures lifespan of 50,000 to 60,000 hours; (vi) easy installation and individual fixture programmability; (vii) instant “on”; and (viii) vibration and shock resistant.

INDUSTRY

The U.S Department of Energy, or the DOE, estimates that lighting accounted for 25% of U.S. electricity consumption in 2010. Accordingly, adoption of energy efficient lighting is increasingly being acknowledged as a critical means to reduce energy consumption from an environmental perspective and to mitigate the need for investments in new electrical generation capacity.

LEDs, which are solid state semiconductor devices that emit light when electric current is passed through them are, according to the DOE, the most promising technology for reducing energy consumption by lighting. Key benefits of LED lighting products relative to traditional sources of lighting include greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality, immediate full intensity and lower heat output.

Since the development of high brightness LEDs in the 1990s, LED technology has continued to advance rapidly, driving improvements in both product efficacy as well as cost of manufacturing. LEDs have a demonstrated history of rapid adoption in various applications when their total cost of ownership, including both purchase price and ongoing energy and maintenance costs, declines to a point that warrants their use. Reductions in total cost of ownership, which are primarily driven by increased product efficacy and lower purchase prices, improve users’ return on investment in LED technology and shorten the payback period for LEDs relative to other lighting technologies. We expect that as payback periods further shorten, LED adoption will accelerate across a growing range of applications in general illumination. We believe the following trends, in addition to improving product efficacy and declining purchase prices, will play key roles in this industry transition:  (i) continuing improvements in LED technology that will further increase light quality; (ii) increasing focus on energy efficiency among individuals as well as public and private entities; (iii) greater demand for lighting solutions with design differentiation and enhanced functionality, including digital controls; (iv) growing demand for electricity that may increasingly drive utilities and governmental agencies to provide greater financial incentives for energy efficient lighting technologies including LED lighting; (v) government regulations worldwide effectively eliminating incandescent bulb sales, including in the European Union by December 31, 2012 and in the United States by December 31, 2014; (vi) government regulations worldwide effectively eliminating incandescent bulb sales, including in the European Union by December 31, 2012 and in the United States by December 31, 2014; and (vii) government programs aimed at promoting awareness and improving quality and user experience of energy efficient products, which have established energy-efficiency accreditation and labeling guidelines for qualified products.

MATERIAL CONTRACTS

Purchase Orders

We received an order on March 16, 2011 to supply over 800 units of our 5 watt MR16 and 15 watt PAR38 lamped LED product to the 1060 Brickell Avenue Condominium Association. The products have been on trial at the two tower facility since July 2010 and January 2011, the board of directors of the condominium association approved the first phase of LED adoption in the buildings. The 5 watt MR16 product is primarily used in the interior of the building and will be deployed throughout the lobby and residential areas. It will be replacing 10 watt halogen lamps. The 15 watt PAR 38 product will be used mainly in the exterior entrance area and will be replacing 100 watt halogen lamps. Management believes that the first phase of the LED retrofit project is projected to save the association about $4,000 monthly in electricity costs with a full payback in approximately one year.

We received our first sales channel order for multiple units of our LED 100 watt High Bay fixture for warehouse use from a large south-Florida based retailer. In this installation, we will replace 400 watt conventional light source fixtures with the 100 watt LED technology. Management believes that the LED fixtures will provide the warehouse significant energy savings while also providing much greater life hours and better delivered light.

Ingredient Branding and Trademark License Agreement

On March 3, 2011, we entered into an ingredient branding and trademark license agreement (the “Branding and License Agreement”) with Cree, Inc. (“Cree”), which is a market-leading innovator of lighting class LEDs. In accordance with the terms and provisions of the Branding and License Agreement, Cree will provide to us their MX-6 LEDs for use in our troffer. We believe that the MX-6 provides better color consistency and higher reliability than incumbent solutions. The MX-6 delivers higher lumen output without having to compromise between light output and efficacy. We will also be able to display the Cree logo on our website, marketing materials and packaging.

Consulting Agreements

CEC Consulting Agreement. On December 10, 2010, we entered into a consulting agreement (the “CEC Consulting Agreement”) with Corporate Excellence Consulting LLC (“CEC”). In accordance with the terms and provisions of the CEC Consulting Agreement: (i) CEC shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to CEC 16,000,000 shares of our restricted common stock.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Annual Report, the 16,000,000 shares have not been cancelled or returned to treasury.

FIS Agreement. On December 1, 2010, we entered into an agreement (the “FIS Agreement”) with Financial Insights & Solutions Inc. (“FIS”). In accordance with the terms and provisions of the FIS Agreement: (i) FIS shall provide consulting services to us in the form of a senior administrator support for business transactions and coordination of outside legal and accounting services and other corporation matters and general business counsel relating to our overall business; (ii) we shall pay FIS an hourly rate of $175.00 for performance of such services; and (iii) issue to FIS 4,000,000 shares of our restricted common stock.

See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TARGET MARKETS AND CUSTOMERS

We intend to target applications across several markets for which the return on investment, total cost of ownership and other benefits of LED lighting currently present clear and compelling reasons for its use. We believe that in many instances the products we will offer to our customers will have less than a two year payback depending on the cost of electricity, the efficiency and useful life of the replaced lamps or luminaires, and other factors including customer-specific characteristics such as daily duration of lighting use and ease or cost of incumbent lighting technology replacement. The exact payback period required to drive LED lighting adoption varies by application and end-user and is influenced by the perceived value of other benefits of LED lighting for a given application as well as individual end-user willingness to invest in the higher upfront cost of LED lighting. We expect that as payback periods further shorten, LED adoption will accelerate across a growing range of applications and we expect to broaden our target applications and roster of customers accordingly.

Residential and office. We intend to offer a line of retrofit lamps and luminaires targeted to compete with traditional incandescent and incandescent halogen lamps and luminaires for commercial and residential lighting applications.

Retail and hospitality. The market for lighting in the retail and hospitality environment is both large and varied and includes products for malls, retail stores, hotels and resorts, cruise ships and restaurants.

Government-owned and private infrastructure. Public and private infrastructure includes outdoor facilities and spaces that are managed by government and private entities. Primary applications in this market may include lighting for streets and highways, parking lots, airports, ports, railroads, utilities and other large outdoor areas. Street and highway lighting represents the largest segment within the infrastructure market with the number of street and area lights in the United States alone estimated at over 100 million fixtures. Although LED lighting currently represents only a small part of this market, we expect it to grow significantly due to increasing customer awareness of the benefits of LED technology, including longer lifetime, which reduces the need for costly and disruptive replacement and maintenance, and the improving performance and declining cost of LED lighting products.

RESEARCH AND DEVELOPMENT

We believe that our ongoing success depends in part on our ability to improve our current products and to develop new products for both existing and new applications. Our research and development team focuses on increasing the efficiency of all of the components and subsystems that comprise our products including power supplies, thermal management solutions and optical systems as well as on designing these components and subsystems for improved aesthetics and reduced total product cost. This goes beyond the optimization of existing technologies and includes the dedication of significant resources toward the development of new materials and methods related to these components and subsystems.

We have assembled a team of individuals to conduct our research and development with varying degrees in disciplines, including power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with significant lighting application experience. Our research and development capabilities are enhanced through collaborations with leaders in a wide range of fields, including advanced material science and semiconductor performance.

Pilot Program

On February 3, 2011, our 50 watt LED down lighting retrofit fixture was selected by a large south Florida metropolitan public transit system for the purpose of completing an economic study on the energy and cost savings to be achieved by our proprietary lighting fixtures in some of the most highly trafficked facilities. Management believes that this study will evidence the already achieved preliminary installation serves to validate our reputation among large commercial and municipal customers, our prime market. As of the date of this Annual Report, it is anticipated that the first stage of this large scale multi-year implementation will be initiated later in 2011.

COMPETITION

Our industry is highly competitive. We face competition from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry participants. The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions, and a competitive pricing environment. These characteristics increase the need for continual innovation and provide entry points for new competitors as well as opportunities for rapid share shifts.

Relative to traditional lighting technologies, we primarily compete on the basis of the numerous benefits of LED lighting technology, such as greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality and lower heat output. We will compete primarily on the basis of our product performance as measured by efficacy, light quality and reliability, as well as on product cost. In addition to the aforementioned factors which generally contribute to total cost of ownership and product quality, we will also compete on the basis of our broad product portfolio and strong channel relationships. We believe our differentiated product design approach, proprietary technology and deep understanding of the lighting applications we address enable us to compete favorably on all of these factors.

Currently, we view our primary competition to be large, established companies in the traditional general lighting industry such as Acuity Brands, Cooper Industries, General Electric Company, Osram Sylvania, Panasonic Corporation, Koninklijke Philips Electronics N.V., or Philips, and Zumtobel Lighting GmbH. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented universe of dedicated smaller niche as well as low-cost offshore providers of LED lighting products. We also expect other large technology players with LED technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition and channel access. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, and, as a result, our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position.

INTELLECTUAL PROPERTY AND PATENT

The creation and use of proprietary intellectual property is a key aspect of our strategy to differentiate ourselves in the marketplace. We seek to protect our proprietary technologies by obtaining patents and licenses, retaining trade secrets and defending, enforcing and utilizing our intellectual property rights, where appropriate. We believe this strategy allows us to preserve the advantages of our products and technologies, and helps us to improve the return on our investment in research and development.

As of the date of this Annual Report, we have filed a U.S. patent application. The patent is a utility patent that covers our intelligent solution and was filed with the United States Patent, Trademark and Copyright Office on February 10, 2011. When we believe it is appropriate and cost effective, we intend to make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In some cases, we rely on confidentiality agreements and trade secret protections to protect our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes.

The LED industry is characterized by the existence of a significant number of patents and other intellectual property, and by the vigorous pursuit, protection and enforcement of intellectual property rights. As is customary in the industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights. We believe our extensive intellectual property portfolio, along with our license arrangements, provide us with considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers.

Intellectual Property Appraisal Report

On approximately February 22, 2011, we received an intellectual property appraisal services reports (the “Appraisal Services Report”) from Pellegrino & Associates LLC (“Pellegrino”). The Appraisal Services Report was commissioned by us regarding the value of the new patent pending NexPhase intellectual property, which is estimated at approximately $17,200,000.  The key points contained in the Appraisal Services Report are as follows:

•
The valuation model indicates the fair market value of the intellectual property at a 90% confidence level is between $6,820,229 and $41,109,593, with a mean value of $19,710,311 and a median value of $17,216,091. Pellegrino used the statistical median as its expected value, as it removes the impact of improbable outliers. Therefore, it is the opinion of Pellegrino, based upon a reasonable degree of probability within the valuation profession, that the fair market value of the intellectual property is $17,216,091 using the income approach to value.

•
Sustainable competitive advantages. For the intellectual to retain value, it is imperative that it maintain certain sustainable competitive advantages. Without these sustainable competitive advantages, market forces would erode any economic power of the intellectual property and drive a lower value.

•	Several key sustainable competitive advantages related to the intellectual property have been identified as follows:

(i)
Advanced features. Troffers that use the intellectual property come with several advanced features such as PWM dimming, an ambient light sensor, a proximity sensor, mesh networking capability, and Internet-based control and configuration. Pellegrino discussed these features in the intellectual property overview section of the Appraisal Services Report. No other troffers Pellegrino identified on the market today contain such features.

(ii)
Pricing. NexPhase offers troffers that use the intellectual property for a sale price of $400. As Pellegrino showed in its competitive market review, the troffers that use the intellectual property have an aggressive price in the market when considering the advanced features included, lumens per watt, and dollars per lumen.

(iii)
Lumens per watt.  The troffers that use the intellectual property have a high lumen per watt output. As Pellegrino showed in its competitive market review, the troffers that use the intellectual property have a best-in-class lumens per watt output. The high lumen output allows NexPhase to conduct a site survey and reduce the number of fixtures required at a given location. A reduction in fixtures improves ROI and energy consumption. Pellegrino provided further detail on in its analysis of the value proposition for the intellectual property.

(iv)
Industry experience. NexPhase employees have extensive experience in the lighting and manufacturing industry. This experience enhances the likelihood that NexPhase will be successful in completing product development and establishing a high quality manufacturing facility. In fact, NexPhase began operations in June 2010 and has successfully deployed prototype troffers to customer locations for demonstration purposes.

•
U.S. based manufacturing. NexPhase can benefit from manufacturing products in the United States. The Buy American Provision of the Stimulus Act requires that stimulus money go to purchase goods manufactured in the United States rather than goods manufactured in another country. Any company or government agency using stimulus money to purchase goods must purchase the goods from a U.S. manufacturer. While there are other lighting manufacturers in the United States, NexPhase retains a competitive advantage over non-U.S.-based manufacturers for customers utilizing stimulus funding.

•
In consideration of Pellegrino’s analysis of the competitive advantages for the intellectual property, it is Pellegrino’s opinion, based upon a reasonable degree of probability within the valuation profession, that there are sufficient sustainable competitive advantages to create value.

•
The data suggests that NexPhase can provide unmatched value in advanced features, since no other troffer Pellegrino identified contained any integrated advanced features. NexPhase is at parity in the market with the expected life of its troffer. However, NexPhase is the only company to offer a seven-year warranty. NexPhase has the highest lumen output capability and lumens per watt. NexPhase also has the second lowest cost per lumen of output. The NexPhase product’s high lumen output enables lighting designers to reduce actual fixtures in the building potentially. Lighting designers would know for sure after performing a site survey. Naturally, an absolute reduction in fixtures provides additional savings.

•
According to Energy Star, good lighting design can reduce lighting electricity use by half and improve lighting quality. While these designs can sometimes be pricey, they usually pay for themselves in a matter of a few years. In addition, they offer more benefits by reducing the size of electrical systems and providing better lighting, which results in more effective work environments.

•
According to Egret Consulting, the LED lighting market for 2009 (fixtures and replacement lamps) was $2.3 billion and was expected to reach $3 billion by the end of 2010. For the entire LED component market, sales were $5.3 billion in 2009 and forecast to be $20 billion by 2014. Pike Research anticipates LED lighting to become a significant part of the commercial building market and have a 46% penetration level in the commercial, industrial, and outdoor stationary markets by 2020.

•
The United States spends approximately one-quarter of its electricity dollars on lighting at a cost of more than $37 billion yearly. The lighting industry covers industrial, residential, retail, etc. Lighting drives approximately 37% to 40% of electrical energy consumption in commercial spaces. In the target markets evaluated (Hospital, Education and Commercial Office) the estimated fixtures in the field to be replaced in the United States is 1.2 Billion.

REGULATIONS, STANDARDS AND CONVENTIONS

The products of NexPhase are generally required to meet the electrical codes of the jurisdictions in which they are sold. Meeting the typically more stringent codes established in the United States and the European Union usually allows our products to meet the codes in other geographic regions.

We believe that certain of our customers may require our products to be listed by Underwriters’ Laboratories, Inc. (“UL”). UL is a United States independent, nationally recognized testing laboratory, third-party product safety testing and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. We have undertaken to have all of our products meet UL standards and be UL listed. There are alternatives to UL certifications but we believe that customers and end-users tend to favor UL listing. Because LED lighting products are relatively new in the market, UL’s specifications and standards for LED lighting products such as ours are not well established and the prior established specifications and standards for traditional lighting products are sometimes difficult to achieve for LED lighting devices.

Certain that our products must meet industry standards, such as those set by the Illuminating Engineering Society of North America, or IES, and government regulations for their intended application.  For example, street lights must meet certain structural standards and must also deliver a certain amount of light in certain positions relative to the installed luminaire. In the United States, luminaires must meet standards and regulations established in the Americans with Disabilities Act. We specifically develop and engineer our products to meet and/or exceed the standards and regulations applicable to the lighting applications they address.

We further believe that certain of our customers and end-users may also expect our products to meet the applicable “Energy Star” requirements. In addition to the UL and IES certifications, each of our products will have LM79 and LM80 approval. These three combined approvals will allow us to submit to Energy Star for their subsequent approval. As of the date of this Annual Report, not all styles of LED fixtures have active Energy Star campaigns but new form factors will continue to be added by Energy Star in the future. Energy Star is an international standard for energy efficient consumer products. To qualify for Energy Star certification, LED lighting products must pass a variety of tests to prove that the products have certain characteristics.

EMPLOYEES

We employ approximately five persons on a full-time or on a part-time basis. Dror Svorai is our sole officer, Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer. Mr. Svorai is primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating us and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that we are facing. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We have a limited amount of revenues and a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For fiscal years ended December 31, 2010 and December 31, 2009, we have not generated any revenues. As of December 31, 2010 and 2009, we had accumulated deficits of $777,741 and $176,122, respectively. As evidenced by these financial results, we may not be able to achieve or maintain profitability on a consistent basis. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make. Our ability to continue to operate until our cash flow from operations turns positive will depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt.

During this economic downturn, we may experience limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. We may primarily need to rely on financing or guaranties from our affiliates. There are no assurances that such related parties will provide financing on terms that are acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

If our developed technology or technology under development does not achieve market acceptance, prospects for our growth and profitability would be limited.

Our future success depends on market acceptance of our LED technology and the technology currently under development. Although adoption of LED lighting has grown in recent years, adoption of LED lighting products for general illumination has only recently begun, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices that favor existing lighting technologies that are less energy efficient. Moreover, if existing sources of light other than LED lighting products achieve or maintain greater market adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations.

Lighting products, particularly emerging LED lighting products, are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

LED lighting products are subject to rapid technological changes that often cause product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is extremely short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies or are unable to develop the planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

If we are unable to increase production capacity for our products in a cost effective and timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

Our ability to successfully increase production capacity in a cost effective and timely manner will depend on a number of factors, including the following: (i) our ability to transition production in our manufacturing facility; (ii) the ability of contract manufacturers to allocate more of their existing capacity to us or their ability to add new capacity quickly; (iii) the ability of any future contract manufacturers to successfully implement our manufacturing processes; (iv) the availability of critical components and subsystems used in the manufacture of our products; (v) our ability to effectively establish adequate management information systems, financial controls and supply chain management and quality control procedures; and (vi) the occurrence of equipment failures, power outages, environmental risks or variations in the manufacturing process.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenues and operating margins and damage our reputation and our relationships with current and prospective customers. Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand decreases, which could also result in lower margins and adversely impact our business and results of operations.

We rely on our relationship with Cree and the loss of a material relationship with it could have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

We intend to form business relationships and strategic alliances with retailers and other lighting companies to market our products under private or co-branded labels, such as our existing relationship with Cree. In certain cases, such relationships are important to our introduction of new products and services, and we may not be able to successfully collaborate or achieve expected synergies with these retailers or lighting companies. We do not control these retailers or lighting companies and they may make decisions regarding their business undertakings with us that may be contrary to our interests, or may terminate their relationships with us altogether. In addition, if these retailers or lighting companies change their business strategies, we may fail to maintain these relationships.

We intend to assemble and manufacture certain of our products and our sales, results of operations and reputation could be materially adversely affected if there is a disruption at our assembly and manufacturing facility.

Our assembly and manufacturing operations for our products is based in Aventura, Florida. The operation of this facility involves many risks, including equipment failures, natural disasters, industrial accidents, power outages and other business interruptions. We could incur significant costs to maintain compliance with, or due to liabilities under, environmental laws and regulations, the violation of which could lead to significant fines and penalties. Although we intend to carry business interruption insurance and third-party liability insurance to cover certain claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations, any existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any interruption in our ability to assemble, manufacture or distribute our products could result in lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

Additionally, we intend to rely on arrangements with independent shipping companies, such as United Parcel Service, Inc. and Federal Express Corp., for the delivery of certain components and subsystems from vendors and products to our customers in both the United States and abroad. The failure or inability of these shipping companies to deliver components, subsystems or products timely, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs or added security.

We may utilize a contract manufacturer to manufacture certain of our products and any disruption in this relationship may cause us to fail to meet our customers’ demands and may damage our customer relationships.

Although we intend to assemble and manufacture certain of our products, we may depend on a third party contract manufacturer to manufacture a portion of our products elsewhere. This manufacturer will need to provide the necessary facilities and labor to manufacture these products, which may be primarily high volume products and components that we intend to distribute to customers in regions outside of North America. Our reliance on a contract manufacturer involves certain risks, including the following: (i) lack of direct control over production capacity and delivery schedules; (ii) risk of equipment failures, natural disasters, industrial accidents, power outages and other business interruptions; (iii) lack of direct control over quality assurance and manufacturing yield; and (iv) risk of loss of inventory while in transit.

If a potential contract manufacturer were to terminate its arrangements with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or offsetting internal manufacturing processes could be implemented. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products and their price materially exceeds the original expected cost of such products, then our margins and results of operations would be adversely affected.

To qualify a contract manufacturer, familiarize it with our products, quality standards and other requirements and commence volume production may be a costly and time-consuming process. If we are required to choose  a contract manufacturer for any reason, our revenue, gross margins and customer relationships could be adversely affected.

Our industry is highly competitive and if we are not able to compete effectively, including against larger lighting manufacturers with greater resources, our prospects for future success will be jeopardized.

Our industry is highly competitive. We face competition from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry participants. The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions, and a competitive pricing environment. These characteristics increase the need for continual innovation and provide entry points for new competitors as well as opportunities for rapid share shifts.

Currently, we view our primary competition to be from large, established companies in the traditional general lighting industry. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented universe of smaller niche or low-cost offshore providers of LED lighting products. We also anticipate that larger LED chip manufacturers, including some of those that currently supply us, may seek to compete with us by introducing more complete retrofit lamps or luminaires. We also expect other large technology players with packaged LED chip technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability, and our future prospects for success, may be harmed.

If we do not properly anticipate the need for critical raw materials, components and subsystems, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

The lighting industry is subject to significant fluctuations in the availability of raw materials, components and subsystems. We depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our lighting devices. The principal raw materials and components used in the manufacture of our products are packaged LEDs and printed circuit boards, MOSFETS, magnetic and standard electrical components such as capacitors, resistors and diodes, wire, plastics for optical systems and aluminum for housings and heat sinks. We currently rely on a select number of suppliers for packaged LEDs used in the production of our products. From time to time, packaged LEDs and electronic components have been in short supply due to demand and production constraints. We depend on our vendors to supply in a timely manner critical components and subsystems in adequate quantities and consistent quality and at reasonable costs. Certain that these vendors operate out of Japan, and as a result of the effects of the earthquake and tsunami that recently occurred in Japan, these vendors may be unable to deliver sufficient quantities of components or subsystems or may be unable to deliver components or subsystems in a timely manner, which could have a material adverse affect on our results of operations. Finding a suitable alternate supply of required components and subsystems that meet our strict specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials, components and subsystems could have a material adverse effect on our results of operations.

Our financial results may vary significantly from period-to-period due to unpredictable sales cycles in certain of the markets into which we sell our products, and changes in the mix of products we sell during a period, which may lead to volatility in our stock price.

The size and timing of our potential revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts will often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. We intend to spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of purchase orders for our products, particularly in the infrastructure market, the loss of or delay in the signing of a customer order could significantly reduce our revenue in any period. Our revenues in each period may also vary significantly as a result of purchases, or lack thereof, by potential significant customers. Because most of our operating and capital expenses will be incurred based on the estimated number of product purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

Our profitability from period-to-period may also vary significantly due to the mix of products that we may sell in different periods. As we expand our business we expect to sell more retrofit lamps and luminaires into additional target markets. These products are likely to have different cost profiles and will be sold into markets governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our products may contain defects that could reduce sales, result in costs associated with the recall of those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs, and costs associated with recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at the customer’s discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. We may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation and a loss of customer confidence in our products, which adversely affect our results of operations.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of the date of this Annual Report, we have filed a U.S. patent application. When we believe it is appropriate and cost effective, we may make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Our patent application may not be granted. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patent could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

Our business may be impaired by claims that we, or our customers, infringe intellectual property rights of others.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. These traits have resulted in significant and often protracted and expensive litigation. In addition, we may inadvertently infringe on patents or rights owned by others and licenses might not be available to us on reasonable or acceptable terms or at all. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. Third parties have and may in the future attempt to assert infringement claims against us, or our customers, with respect to our products. In the event of an adverse result in such litigation, we could be required to pay substantial damages; stop the manufacture, use and sale of products found to be infringing; incur asset impairment charges; discontinue the use of processes found to be infringing; expend significant resources to develop non-infringing products or processes; or obtain a license to use third party technology and whether or not the result is adverse to us, we may have to indemnify our customers if they were brought into the litigation.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our operations and our stock price. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports, and failure to achieve and maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results, and could have a material adverse effect on our business and on the price of our common stock. Because of our status as a smaller reporting company registrant as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the independent registered public accounting firm auditing our financial statements has not been required to attest to, and report on, the effectiveness of our internal control over financial reporting.

During the evaluation of disclosure controls and procedures for the years ended December 31, 2010, 2009 and 2008, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. We believe that many of the observed material weaknesses result from our transition from a small company with immature processes and inadequate staffing in our financial accounting and reporting functions to one that is growing rapidly and must now enhance our reporting and control standards to accommodate this growth. Although we have not yet remediated all of the identified weaknesses, we have taken certain remedial actions. See “Item 9A. Internal Controls and Procedures”.

Additional measures will be necessary to complete the remediation of our internal controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. The process of designing and implementing effective internal controls and procedures is a continuous effort, however, that requires us to anticipate and react to changes in our business and economic and regulatory environments. Additionally, we or our independent registered public accounting firm may identify additional weaknesses. The steps we have taken, or may subsequently take, may not have been or be sufficient to fully remediate the material weakness identified or ensure that our internal controls are effective. Complying with these requirements may place a strain on our personnel, information technology systems and resources and divert management’s attention from other business concerns. We may need to hire, at a material expense to us, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of the remediation of our material weakness or otherwise.

Certification and compliance are important to adoption of our lighting products, and failure to obtain such certification or compliance would harm our business.

We will be required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we will seek to obtain certification for substantially all of our products from UL. We design our products to be UL/CUL and Federal Communications Commission, or FCC, compliant. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for any new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance would harm our business.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could materially and adversely affect our revenues, profits and margins.

We believe the near-term growth of the LED market will be accelerated by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally friendly compared to some traditional lighting technologies. Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenues, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

We rely upon key members of our management team and other key personnel and a loss of key personnel could prevent or significantly delay the achievement of our goals.

Our success will depend to a large extent on the abilities and continued services of key members of our management team including Dror Svorai and Jon Cooper, president of NexPhase, as well as other key personnel. The loss of these key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. In particular, Jon Cooper is critical to our research and development efforts. If we continue to grow, we will need to add additional management and other personnel. Our success will depend on our ability to attract and retain highly skilled personnel, including a permanent Chief Executive Officer, and our efforts to obtain or retain such personnel may not be successful.

Nevada Law and Our Articles of Incorporation May Protect our Directors From Certain Types of Lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all, but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

Sales of a Substantial Number of Shares of Our Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of Our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of Our Common Stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 183,721,236 shares of common stock issued and outstanding. As of the date of this Annual Report, there are 146,279,614 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) Commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 750,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our Common Stock is Classified as a “Penny Stock” Under SEC Rules Which Limits the Market for Our Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Securities analysts may not provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

Securities analysts have not historically provided research coverage of our common stock and may elect not to do so in the future. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline substantially. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

We do not intend to pay cash dividends and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Wells Fargo Facility restrict our ability to pay dividends and any future credit facilities and loan agreements may further restrict our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Our principal office space is located at 19495 Biscayne Blvd., Suite 411, Aventura, Florida 33180. We entered into a three-year lease term for this office space on January 1, 2011 (the “Lease”). The terms and provisions of the Lease include: (i) monthly rent commencing February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board approximately July 2008. As of the date of this Annual Report, our common stock trades under the symbol “ONTC:QB”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid		Low Bid
March 31, 2009	$0.00	*	$0.00	*
June 30, 2009	$0.00	*	$0.00	*
September 30, 2009	$0.00	*	$0.00	*
December 31, 2009	$0.15		$0.12
March 31, 2010	$0.0033		$0.0025
June 30, 2010	$0.0013		$0.0013
September 30, 2010	$0.0069		$0.0042
December 31, 2010	$0.005		$0.003

*From March 31, 2009 through December 31, 2009, there were no bids and only a market ”ask” price of $0.25 per share.

As of March 31, 2011, we had 93 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plans. The table set forth below presents such information.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2010, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Executive

In accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 12,500,000 shares of restricted common stock to Svorai at $0.005 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 12,5000,000 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us. The shares of common stock were issued to Svorai in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Consultant Agreements

CEC Consulting Agreement. In accordance with the terms and provisions of the CEC Consulting Agreement, we issued an aggregate 16,000,000 shares of restricted common stock at $0.006 per share. The shares were issued to CEC in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. CEC acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Annual Report, the 16,000,000 shares have not been cancelled or returned to treasury.

FIS Agreement. In accordance with the terms and provisions of the FIS Agreement, we issued an aggregate 4,000,000 shares of restricted common stock at $0.006 per share. The shares were issued to FIS in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. FIS acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Conversion of Note

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

On October 7, 2011, the holder of the note presented to us a conversion notice. Therefore, our Board of Directors authorized the issuance of an aggregate 14,400,000 shares of common stock to the holder of the note at a newly approved conversion price of $0.001 per share.  The shares were issued to the note holder in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The note holder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected statement of operations data for fiscal years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2010 and 2009 are derived from our audited restated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended December 31 2010 and 2009		For the Period from December 29, 2003 (inception) to December 31, 2010

Revenue	$-0-	$-0-	$-0-

Expenses
Professional expenses	31,302	5,000	39,952
General and administrative expenses	23,562	59,000	82,912
Stock Based Compensation	182,500	107,555	290,055
Executive Compensation	335,000	-0-	335,000
Staff Compensation	15,000	-0-	15,000
Total Expenses	57,364	171,555	762,919

Other Expenses
Loss on Disposition of Assets	-0-	567	567
Write-Off Amount Due from Others	1,000	-0-	1,000
Bonus – Interest Expense	13,255	-0-	13,255
Total Other Expenses	14,256	567	14,822

Net Loss	(601,619)	172,122	777,741

BALANCE SHEET DATA
Total Assets	125,178	1,000
Total Liabilities	591,397	64,000
Total Stockholders’ Equity	(466,719)	(63,000)

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

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Our net loss for fiscal year ended December 31, 2010 was ($601,619) compared to a net loss of ($172,122) during fiscal year ended December 31, 2009, an increase of $429,508. During fiscal years ended December 31, 2010 and 2009, we did not generate any revenue.

During fiscal year ended December 31, 2010, we incurred expenses of $587,364 compared to $171,555 incurred during fiscal year ended December 31, 2009, an increase of $415,809. The expenses incurred during fiscal year ended December 31, 2010 consisted of: (i) professional expenses of $31,302 (2009: $5,000); (ii) general and administrative expenses of $23,562 (2009: $59,000); (iii) stock-based compensation of $182,500 (2009: $107,555); (iv) executive compensation of $335,000 (2009: $-0-); and (v) staff compensation of $15,000 (2009: $-0-). We did not have any substantial business operations during fiscal year ended December 31, 2009 as a result of the bankruptcy.

Our expenses increased primarily based on the incurrence of $335,000 as executive compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer. During fiscal year ended December 31, 2010, we paid $22,000 resulting in an accrued compensation liability of $308,000,. See “ – Material Commitments” below. Our expenses also increased based upon the incurrence of $182,500 related to issuances of shares of our common stock to employees, directors and consultants. See “Item 11. Executive Compensation”.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs

Other expenses incurred during fiscal year ended December 31, 2010 included: (i) bonus – interest expense of $13,255 (2009: $-0-); (ii) write-off amount due from others of $1,000 (2009: $-0-); and (iii) loss on disposition of assets $-0- (2009: $567. Therefore, our net loss and loss per share during fiscal year ended December 31, 2010 was ($601,619) or $0.02 per share compared to a net loss and loss per share of ($172,122) or $0.01 per share during fiscal year ended December 31, 2009. The weighted average number of shares outstanding was 34,767,306 for fiscal year ended December 31, 2010 compared to 29,199,530 for fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2010

As of December 31, 2010, our current assets were $125,178 and our current liabilities were $591,897, which resulted in a working capital deficit of $466,719. As of December 31, 2010, current assets were comprised of $62,428 in cash, $35,150 due from NexPhase Lighting and $27,600 project development costs . As of December 31, 2010, current liabilities were comprised of: (i) $1,942 in accounts payable; (ii) $308,000 in accrued employee compensation; and (iii) $281,955 in notes payable.

As of December 31, 2010, our total assets were $125,178 comprised of: (i) $125,178 in current assets. The increase in total assets during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in current assets as we moved into operations.

As of December 31, 2010, our total liabilities were $591,897 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the accrued employee compensation and the note payable. See “ – Material Commitments”.

Stockholders’ deficit increased from ($63,000) for fiscal year ended December 31, 2009 to ($466,719) for fiscal year ended December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2010, net cash flows used in operating activities was $207,327 compared to $-0- fiscal year ended December 31, 2009. Net cash flows used in operating activities consisted primarily of a net loss of $601,619 (2009: $172,122), which was adjusted by $182,500 (2009: $107,555) in stock-based compensation and $1,000 (2009: $567) in disposition of software. Net cash flows used in operating activities was further changed by an increase of $1,942 (2009: $-0-) in accounts payable, $308,000 (2009: $-0-) in accrued employee compensation and decreased by $35,150 (2009: $-0-) in amounts due from NexPhase and $64,000 (2009: $64,000) in accrued expenses.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2010, net cash flows used in investing activities was $27,600 (2009: $-0-) in project development costs.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended December 31, 2010, net cash flows provided from financing activities was $297,355 consisting of: (i) proceeds from note payable of $309,105; and (ii) common stock issued for note conversion of $15,400. Net cash flows provided from financing activities was further offset by $15,400 in conversion of note the payable and $11,750 in payments on the note payable. We did not engage in any financing activities during fiscal year ended December 31, 2009.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have the following commitments for fiscal year 2011 as described below.

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

On October 13, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $3,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $300 upon payment.

On October 15, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $11,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $1,000 upon payment.

On November 4, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $2,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $200 upon payment.

On November 10, 2010, we entered into a non-interest bearing convertible promissory demand note with Oyster Shell Investments LLP in the amount of $5,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $500 upon payment.

On November 30, 2010, we entered into a non-interest bearing convertible promissory demand note with Sky High Management LLC in the amount of $9,300. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $930 upon payment.

On December 15, 2010, we entered into a non-interest bearing convertible promissory demand note with S & E Capital LLC in the amount of $7,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 15, 2010.

On December 23, 2010, we entered into a non-interest bearing convertible promissory demand note with D & D Capital Inc. in the amount of $100,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2010.

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of December 31, 2010, we accrued executive compensation of $308,000.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

As of the date of these financial statements, management has considered and included all current standards through and including ASU No. 2011-01 – Receivables and does not anticipate the retroactive application of any new accounting standard(s) to change the financial statements as currently presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Onteco Corporation
(A Development Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F–1

BALANCE SHEETS AT DECEMBER 31, 2010 AND 2009.	F–2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007) TO DECEMBER 31, 2010.	F–3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007) TO DECEMBER 31, 2010.	F–4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007) TO DECEMBER 31, 2010.	F–5

NOTES TO FINANCIAL STATEMENTS.	F–6

Randall N. Drake, CPA, P.A.

1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Onteco Corporation

We have audited the accompanying balance sheets of Onteco Corporation. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 and the period from December 31, 2007 (date of inception) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses, resulting in negative cash flows and negative working capital. There are limited financial assets in which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onteco Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from December 31, 2007 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA
Clearwater, Florida
April 14, 2011

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of December 31, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$62,428	$-
Due from NexPhase Lighting	35,150	-
Project Development Costs	27,600	-
Receivables from Others	-	1,000
TOTAL CURRENT ASSETS	125,178	1,000

OTHER ASSETS	-	-

TOTAL ASSETS	$125,178	$1,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$1,942	$-
Accrued Expenses	-	64,000
Accrued Employee Compensation	308,000	-
Notes Payable	224,855	-
Notes Payable – Related Parties	57,100	-

TOTAL CURRENT LIABILITIES	591,897	64,000

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	$591,897	$64,000

STOCKHOLDERS’ DEFICIT

Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-
Common Stock, $0.001 Par Values; 350,000,000 Shares and 75,000,000 Shares Authorized; 116,890,258 and 69,990,258 Issued and Outstanding at December 31, 2010 and 2009, Respectively	116,890	69,990
Paid in Capital	194,132	43,132
Accumulated Deficit	(777,741)	(176,122)

TOTAL STOCKHOLDERS’ DEFICIT	(466,719)	(63,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,178	$1,000

See Notes to Financial Statements

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Inception Dec. 31, 2007 Through Dec, 31, 2010

REVENUE
Total Revenue	$-	$-	$-

EXPENSES
Professional Expenses	31,302	5,000	39,952
General and Admin Expenses	23,562	59,000	82,912
Stock-Based Compensation	182,500	107,555	290,055
Executive Compensation	335,000	-	335,000
Staff Compensation	15,000	-	15,000
Total Expenses	587,364	171,555	762,919

OPERATING LOSS	587,364	171,555	762,919

OTHER EXPENSES
Loss on Disposition of Asset	-	567	567
Write-off Amount Due from Others	1,000	-	1,000
Bonus – Interest Expense	13,255	-	13,255
Total Other Expenses	14,255	567	14,822

NET LOSS BEFORE PROVISION FOR INCOME TAXES	601,619	172,122	777,741

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$601,619	$172,122	$777,741

Basic Loss Per Share	$0.02	$0.01
Fully Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number of Common Shares	76,396,833	21,041,821
Fully Diluted Weighted Average Number of Common Shares	94,359,012	21,041,821

See Notes to Financial Statement

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Inception Dec. 31, 2007 Through Dec, 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(601,619)	$(172,122)	$(777,741)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation	182,500	107,555	290,055
Write-off Amounts Due from Others	1,000	-	-
Disposition of Software	-	567	567

Increase (Decrease) in Operating Assets and Liabilities:

Due From NexPhase Lighting	(35,150)	-	(35,150)
Accounts Payable	1,942	-	1,942
Accrued Expenses	(64,000)	64,000	-
Accrued Employee Compensation	308,000	-	308,000

NET CASH USED BY OPERATIONS	(207,327)	-	(212,327)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	(567)
Project Development Costs	(27,600)	-	(27,600)

NET CASH USED IN INVESTING ACTIVITIES	(27,600)	-	(28,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	5,567
Proceeds from Notes Payable	309,105	-	309,105
Conversion of Note Payable	(15,400)	-	(15,400)
Payments on Notes Payable	(11,750)	-	(11,750)
Common Stock Issued – Note Conversion	15,400	-	15,400

NET CASH FROM INVESTING ACTIVITIES	297,355	-	302,922

NET INCREASE (DECREASE) IN CASH	62,428	-	62,428

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$62,428	$-	$62,428

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-
Stock-Based Compensation	$182,500	$107,555	$290,055

See Notes to Financial Statement

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
DECEMBER 31, 2010

	Common Stock		Additional Paid In	Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Common Stock Issued Per Court Order Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	(3,775)

Common Stock Issued For Warrants Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net Loss for the Year Ended Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Common Stock Issued For Conversion of Note Oct. 7, 2010	14,400,000	14,400	1,000	-	15,400

Common Stock Issued For Compensation Nov. 25, 2010	12,500,000	12,500	50,000	-	62,500

Common Stock Issued For Consulting Agreement Dec. 1, 2010	16,000,000	16,000	80,000	-	96,000

Common Stock Issued For Consulting Agreement Dec. 1, 2010	4,000,000	4,000	20,000	-	24,000

Net Loss for the Year Ended Dec. 31, 2010	-	-	-	(601,619)	(601,619)

Balance, Dec. 31, 2010	116,890,258	$116,890	$194,132	$(777,741)	$(466,719)

See Notes to Financial Statement

Onteco Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

1.
Nature of Operations and Continuance of Business

Onteco Corporation ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company is a Developmental Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of December 31, 2010, the Company has never generated any revenues and has accumulated losses of $777,741 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31st.

Nature of Business

Onteco Corporation was founded to develop innovative, practical and cost-effective solutions to some of the most significant environmental challenges facing industries and governments around the world. Additionally, these solutions must show promise of generating profits for the company. Specifically the company has determined that one industry that meets both of the above-mentioned prongs of criteria is the Energy Saving Lighting Industry.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses and payables due to a stockholder.  The carrying amount of cash, prepaid expenses and payables approximates fair value because of the short-term nature of these items.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants ("APB No. 14"), Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R. The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is credited to interest expense.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

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

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815 Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Valuation of Long-lived Assets

The Company reviews the recoverability of its long-lived assets; including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At December 31, 2010 and 2009, the Company has no impaired carrying value of its intangible assets.

Fair Value Accounting

On October 1, 2010, we adopted Accounting Standards Codification ASC 820, “Fair Value Measurements.” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  ASC 820 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of ASC 820 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the years ended December, 2010 and 2009, there was no deferred revenue.

Stock-based Compensation

The Company accounts for employee stock-based compensation costs such that all share-based payments to employees, including grants of employee stock options, are recognized in our statements of operations based on their fair values. Unless otherwise determined, the Company will utilize the Black-Scholes option pricing model, as appropriate, to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation. Other factors considered by the Company when issuing stock-based compensation include:

1.	A lack of observable market price because of the minimal volume of shares that had been traded on any independent market since inception of the Company,
2.	The volatility of the market price due to the limited marketability of the shares,
3.	The number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
4.	The unregistered status of the shares which limits the marketability of the shares,
5.	The fact that issuance of the shares may not change who is in control of the Company, and
6.	The estimated value of the services provided.

During the years ended December 31, 2010 and 2009, the Company recorded stock-based compensation expenses related to issuances of stock to the Company's employees, directors and consultants; in the amount of $182,500 and $107,555, respectively.

Recent Accounting Pronouncements

As of the date of these financial statements, management has considered and included all current standards through and including ASU No. 2011-01 – Receivables and does not anticipate the retroactive application of any new accounting standard(s) to change the financial statements as currently presented.

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

4.	Notes Payable

	2010	2009
• On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-

	2010	2009
• On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-

• On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-

• On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows: The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.	3,465	-

• On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-

• On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-

	2010	2009
• On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 9,300,000 unregistered common shares. No payments have been made on this note.	9,300	-

• On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $7,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	7,500	-

• On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $100,000. Terms include simple interest at ten percent (10.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	100,000	-

Total Notes Payable	$224,855	$-

5.	Notes Payable – Related Parties

	2010	2009
• On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 166,667 unregistered common shares. No payments have been made on this note.	5,000	-

• On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $14,000. Terms include bonus interest of $1,400, the note is payable on demand and has no stated interest rate or due date. On October 7, 2010 the parties amended the terms and conditions of the promissory note as follows: The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 15,400,000 unregistered common shares. On October 7, 2010 the note was converted to 14,400,000 restricted common shares.	-	-

• On August 5, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include bonus interest of $500, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 183,333 unregistered common shares. No payments have been made on this note.	5,500	-

• On August 25, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $4,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 133,333 unregistered common shares. No payments have been made on this note.	4,000	-

• On September 2, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 666,667 unregistered common shares. No payments have been made on this note.	20,000	-

	2010	2009
● On October 13, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 100,000 unregistered common shares. No payments have been made on this note.	3,000	-

● On October 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $11,000. Terms include bonus interest of $1,100, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 12,100,000 unregistered common shares. No payments have been made on this note.	12,100	-

●On November 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 66,667 unregistered common shares. No payments have been made on this note.	2,000	-

● On November 10, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include bonus interest of $500, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 5,500,000 unregistered common shares. No payments have been made on this note.	5,500	-

Total Notes Payable – Related Party	$57,100	$-

6.	Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer.  Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the twelve months ended December 31, 2010 and 2009, the Company recorded executive compensation expenses to the Company's chief executive officer; for years ended December 31, 2010 and 2009, $330,000 and $0 respectively. During the year ended December 31, 2010, the Company paid $22,000 resulting in an accrued employee compensation liability of $308,000.

On November 25, 2010, effective with the change in control, the chief executive officer resigned. The executive compensation agreement remains in effect through December 31, 2013.

7.	Stockholders’ Deficit and Common Stock

•  On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authorized capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.  As of December 31, 2010 and December 31, 2009, there were a total of 116,890,258 and 69,990,258 common shares issued and outstanding, respectively.

•  The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:  On December 12, 2007, the Court ordered the distribution of shares in Onteco Corporation  to all general unsecured creditors of Arrin Systems, Inc.  ("Arrin"), with these creditors to receive one share in InfoSpi for each $2.94 of Arrin’s debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2008.

•  On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $0.001 per share which is their par value.

•  The Court also ordered the distribution of shares and warrants in Onteco Corporation to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants.

•  On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the warrants and authorized the exchange of 5,000,000 warrants and issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001 (par value).

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

•  On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 35,851,505 shares of restricted common stock at $0.003 per share in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. Factors considered by the Board in determining the fair value of the 35,851,515 shares of common stock included:

1.	A lack of observable market price because of the minimal volume of shares that had been traded on any independent market since inception of the Company,
2.	The large number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
3.	The Company’s issuance of 28,571,429 shares for 5,000,000 warrants converted to common stock effective September 22,2009 at an issuance price of $0.001 per share,
4.	The unregistered status of the shares which limits the marketability of the shares,
5.	The fact that issuance of these shares does not change who is in control of the Company, and
6.	The estimated value of the services provided.

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

•  On October 7, 2010, the Board of Directors approved the issuance of 14,400,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 19, 2010 in the amount of $14,000 plus bonus interest. In accordance with the terms of the note, the shares were issued at $0.001 per share.

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

•  On December 10, 2010, we entered into a consulting agreement (the “CEC Consulting Agreement”) with Corporate Excellence Consulting LLC (“CEC”). In accordance with the terms and provisions of the CEC Consulting Agreement: (i) CEC shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to CEC 16,000,000 shares of our restricted common stock.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Annual Report, the 16,000,000 shares have not been cancelled or returned to treasury.

•  On December 1, 2010, we entered into an agreement (the “FIS Agreement”) with Financial Insights & Solutions Inc. (“FIS”). In accordance with the terms and provisions of the FIS Agreement: (i) FIS shall provide consulting services to us in the form of a senior administrator support for business transactions and coordination of outside legal and accounting services and other corporation matters and general business counsel relating to our overall business; (ii) we shall pay FIS an hourly rate of $175.00 for performance of such services; and (iii) issue to FIS 4,000,000 shares of our restricted common stock.

8.	Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of December 31, 2010.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $777,741 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of December 31, 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2010 and 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Year Ended Dec. 31, 2010	Period From Inception on Dec. 31, 2007 Through Dec, 31, 2010

Net Operating Losses Carried Forward	$777,741	$777,741
Statutory Tax Rate	37.6%	37.6%
Effective Tax Rate	-	-
Deferred Tax Asset	$293,000	$293,000
Valuation Allowance	$(293,000)	$(293,000)

Net Deferred Tax Asset	$-	$-

9.	Related Party Transactions

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

10.	Commitments and Contingencies

As of the date of this Report, we have entered into the following material commitments:

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with the previous Chief Executive Officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the year ended December 31, 2010, the company executed a series of notes payable as reflected in the schedule presented in Note #4 and #5.

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

•  On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2011 Amendment”). The 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

•  On December 1, 2010, the Company engaged a business development consultant to assist with providing business development and marketing services. Terms include a provision for securities participation including issuance of 16,000,000 shares of the company unregistered stock. The shares were priced based on the closing bid price on the date of the issuance in the amount of $0.006 per share.

On February 22, 2011, the parties terminated the agreement wherein the consultant accepted payment in full for services rendered in the form of 2,000,000 shares of the company’s restricted common stock.  Upon settlement the consultant returned 14,000,000 shares to the company.

•  On March 9, 2011, the company executed an agreement for services to provide press releases; daily and weekly newsletters; e-mail blast campaigns; company profile featured on the vendor website; talk radio interviews; presentations on social networking sites and other forms of public relations.

Terms of the agreement include; Beginning March 10, 2011, an initial three month campaign; compensations including a $7,500 initial deposit and issuance of 1,200,000 restricted shares of the company’s common stock @ $0.001 par value.

•  On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2001 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written conent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011. Our new cusip number is 683311104.

Therefore, as of the date of this Annual Report, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

Acquisition of NexPhase Lighting, Inc.

Effective on February 14, 2011, the Board of Directors of Onteco Corporation, a Nevada corporation the (“Company”), approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the date of this Current Report, NexPhase has become the wholly-owned subsidiary of the Company.

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”). In its planned manufacturing, NexPhase will use the highest quality products in the manufacture of its LED Lighting Fixtures in order to provide its customers with an approximate six-year or 50,000 hour warranty on its fixtures. It will utilize Cree and other leading manufacturer LEDs and photo-metrics and thermal management in the manufacture of all LED Lighting Fixtures, and management believe that the resultant NexPhase LED Lighting Fixtures produced will be of the highest quality and highest reliability of any lighting products.

•  NexPhase Lighting - Material Contract

We received an order on March 16, 2011 to supply over 800 units of our 5 watt MR16 and 15 watt PAR38 lamped LED product to the 1060 Brickell Avenue Condominium Association. The products have been on trial at the two tower facility since July 2010 and January 2011, the board of directors of the condominium association approved the first phase of LED adoption in the buildings. The 5 watt MR16 product is primarily used in the interior of the building and will be deployed throughout the lobby and residential areas. It will be replacing 10 watt halogen lamps. The 15 watt PAR 38 product will be used mainly in the exterior entrance area and will be replacing 100 watt halogen lamps. Management believes that the first phase of the LED retrofit project is projected to save the association about $4,000 monthly in electricity costs with a full payback in approximately one year.

We received our first sales channel order for multiple units of our LED 100 watt High Bay fixture for warehouse use from a large south-Florida based retailer. In this installation, we will replace 400 watt conventional light source fixtures with the 100 watt LED technology. Management believes that the LED fixtures will provide the warehouse significant energy savings while also providing much greater life hours and better delivered light.

•  NexPhase Lighting - Ingredient Branding and Trademark License Agreement

On March 3, 2011, we entered into an ingredient branding and trademark license agreement (the “Branding and License Agreement”) with Cree, Inc. (“Cree”), which is a market-leading innovator of lighting class LEDs. In accordance with the terms and provisions of the Branding and License Agreement, Cree will provide to us their MX-6 LEDs for use in our troffer. We believe that the MX-6 provides better color consistency and higher reliability than incumbent solutions. The MX-6 delivers higher lumen output without having to compromise between light output and efficacy. We will also be able to display the Cree logo on our website, marketing materials and packaging.

•  NexPhase Lighting - Patent

On February 10, 2011, we have filed a U.S. patent application. The patent is a utility patent that covers our intelligent solution and was filed with the United States Patent, Trademark and Copyright Office. When we believe it is appropriate and cost effective, we intend to make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In some cases, we rely on confidentiality agreements and trade secret protections to protect our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes.

•  NexPhase Lighting – Intellectual Property Appraisal

On February 22, 2011, we received an intellectual property appraisal services reports (the “Appraisal Services Report”) from Pellegrino & Associates LLC (“Pellegrino”). The Appraisal Services Report was commissioned by us regarding the value of the new patent pending NexPhase intellectual property, which is estimated at approximately $17,200,000.  The key points contained in the Appraisal Services Report are as follows:

The valuation model indicates the fair market value of the intellectual property at a 90% confidence level is between $6,820,229 and $41,109,593, with a mean value of $19,710,311 and a median value of $17,216,091. Pellegrino used the statistical median as its expected value, as it removes the impact of improbable outliers. Therefore, it is the opinion of Pellegrino, based upon a reasonable degree of probability within the valuation profession, that the fair market value of the intellectual property is $17,216,091 using the income approach to value.

Proforma Financial Information

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
 PROFORMA BALANCE SHEETS

	Pre-Acquisition As of December 31, 2010	Consolidated ProForma Post-Acquisition NexPhase From Inception April 30, 2010 Through December 31, 2010 Unaudited
ASSETS
CURRENT ASSETS
Cash	$62,428	$77,270
Shop Supplies	-	11,005
Due from NexPhase Lighting	35,150	-
Project Development Costs	27,600	27,600
TOTAL CURRENT ASSETS	125,178	115,875

FIXED ASSETS – NET	-	34,560

OTHER ASSETS
Acquisition Goodwill	-	2,639,115
Intellectual Property	-	214,015
Security Deposit	-	4,120
TOTAL OTHER ASSETS	-	2,857,250

TOTAL ASSETS	$125,178	$3,007,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$1,942	$2,491
Accrued Employee Compensation	308,000	308,000
Notes Payable	224,855	509,855
Notes Payable – Related Party	57,100	57,100
TOTAL CURRENT LIABILITIES	591,897	877,446

OTHER LIABILITIES	-	-
TOTAL LIABILITIES	$591,397	$877,446

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-
Common Stock, $0.001 Par Value: 350,000,000 Shares and 75,000,000 Shares Authorized; 116,890,258 and 69,990,258 Issued and Outstanding at December 31, 2010 and 2009, Respectively	116,890	184,390
Paid in Capital	194,132	2,826,632
Accumulated Deficit	(777,741)	(880,783)
TOTAL STOCKHOLDERS’ DEFICIT)	(466,719)	2,130,239

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,178	$3,007,685

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
PROFORMA STATEMENTS OF OPERATIONS

	Pre-Acquisition Year Ended Dec. 31, 2010	Consolidated ProForma Post-Acquisition NexPhase From Inception April 30, 2010 Through December 31, 2010 Unaudited
REVENUE
Total Revenue	$-	$-

EXPENSES
Professional Expenses	31,302	73,219
General and Admin Expenses	23,562	59,651
Stock-Based Compensation	182,500	182,500
Executive Compensation	335,000	335,000
Staff Compensation	15,000	23,025
Rent	-	13,211
Total Expenses	587,364	686,606

OPERATING LOSS	587,364	686,606

OTHER EXPENSES
Depreciation	-	3,800
Write-off Amount Due from Others	1,000	1,000
Bonus – Interest Expense	13,255	13,255
Total Other Expenses	14,255	18,055

NET LOSS BEFORE PROVISION FOR INCOME TAXES	601,619	704,661

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$601,619	$704,661

Basic Loss Per Share	$0.02	$0.02

Weighted Average Number of Common Shares Outstanding	34,767,306	34,767,304

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
PROFORMA STATEMENTS OF CASH FLOWS

	Pre-Acquisition Year Ended Dec. 31, 2010	Consolidated ProForma Post-Acquisition NexPhase From Inception April 30, 2010 Through December 31, 2010 Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(601,619)	$(704,661)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation	182,500	182,500
Write-off Amounts Due from Others	1,000	1,000
Depreciation	-	3,800

Increase (Decrease) in Operating Assets and Liabilities:

Shop Supplies	-	(11,005)
Due From NexPhase Lighting	(35,150)	-
Accounts Payable	1,942	2,491
Accrued Expenses	(64,000)	(64,000)
Accrued Employee Compensation	308,000	308,000

NET CASH USED BY OPERATIONS	(207,327)	(281,875)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition Goodwill	-	(2,639,115)
Intellectual Property	-	(214,015)
Fixed Assets	-	(38,360)
Project Development Costs	(27,600)	(27,600)
Security Deposit	-	(4,120)

NET CASH USED IN INVESTING ACTIVITIES	(27,600)	(2,923,210)

CASH FLOWS FROM FINANCING ACTIVITIES
NexPhase Acquisition - Common Stock	-	67,500
NexPhase Additional Paid-in-Capital	-	2,632,500
Proceeds from Notes Payable	309,105	594,105
Conversion of Note Payable	(15,400)	(15,400)
Payments on Notes Payable	(11,750)	(11,750)
Common Stock Issued – Note Conversion	15,400	15,400

NET CASH FROM INVESTING ACTIVITIES	297,355	3,282,355

NET INCREASE (DECREASE) IN CASH	62,428	77,270

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$62,428	$77,270

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$-	$-
Income Taxes Paid	$-	$-
Stock-Based Compensation	$182,500	$182,500

Onteco Corporation
(A DEVELOPMENT STAGE COMPANY)
PROFORMA STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
DECEMBER 31, 2010

	Common Stock		Additional Paid In	Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Common Stock Issued Per Court Order - Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended - Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order - Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash - Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended - Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	(3,775)

Common Stock Issued For Warrants - Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation - Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net Loss for the Year Ended - Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Common Stock Issued For Conversion of Note - Oct. 7, 2010	14,400,000	14,400	1,000	-	15,400

Common Stock Issued For Compensation - Nov. 22, 2010	12,500,000	12,500	50,000	-	62,500
Common Stock Issued For Consulting Agreement - Dec. 2, 2010	16,000,000	16,000	80,000	-	96,000
Common Stock Issued For Consulting Agreement - Dec. 2, 2010	4,000,000	4,000	20,000	-	24,000

Net Loss for the Year Ended - Dec. 31, 2010 – Pre-Acquisition	-	-	-	(601,619)	(601,619)

Balance, Dec. 31, 2010 – Pre-Acquisition	116,890,258	116,890	194,132	(777,741)	(466,219)

Common Stock Issued for NexPhase Acquisition	67,500,000	67,500	2,632,500	-	2,700,000

Net Loss for the Year Ended - Dec. 31, 2010 – NexPhase	-	-	-	(103,042)	(103,042)

Proforma – Post Acquisition
Balance, Dec. 31, 2010	184,390,258	$184,390	$2,826,632	$880,783	$2,130,239

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

We provided CB&L with a copy of a Current Report on Form 8-K and requested that CB&L furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not CB&L agrees with the statements made in the Current Report on Form 8-K with respect to CB&L and, if not, stating the aspects with which they do not agree.  We received the requested letter from CB&L wherein they have confirmed their agreement to our disclosures in the Current Report with respect to CB&L. A copy of CB&L’s letter was filed as an exhibit to the Current Report.

In connection with our appointment of Drake as our principal registered accounting firm at this time, we have not consulted Drake on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

NON RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On approximately December 5, 2010, our Board of Directors was advised by its newly appointed independent public accountants, Drake, that our financial statements reviewed and/or audited by our prior independent public accountant, CB&L” for the quarters referenced below as filed with the Securities and Exchange Commission could not be relied upon since CB&L was not registered under the Public Company Accounting Oversight Board (the “PCAOB”):

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

As of the date of this Annual Report, we have filed amendments to our Form 10-Qs and Form 10-K for the periods referenced above to restate our financial statements and include either reviewed or audited financial statements.

Our Chief Executive Officer/President discussed these matters disclosed in the filing on a Current Report on Form 8-K with our independent public accountants on approximately December 5, 2010. The confirmation from our current independent public accountants was attached as an exhibit to the 8-K as filed with the Securities and Exchange Commission.

ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, prior management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective:

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to review and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31, 2010; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at September 30, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

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

Following the Share Purchase Agreement and effective November 25, 2010; (i) Haim Mayan resigned as a member of our Board of Directors and as our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer; and (ii) Dror Svorai consented to act as a member of our Board of Directors and as our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer.

Name	Age	Position with the Company
Dror Svorai		President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Dror Svorai. During the past ten years, Mr. Svoria has served in executive positions, including president and chief executive officer, and as a member of the board of directors of certain publicly traded companies. From 1995 to April 26, 2010, Mr. Svorai was the president and chief executive officer of Green LED Technologies, Inc., a Florida corporation, which he founded. On September 18, 2009, Green LED Technologies, Inc. was subsequently acquired by Hi Score Corporation.  The acquisition resulted in the appointment of Mr. Svorai as the president/chief executive officer and a director of Hi Score Corporation. In April 2010, Mr. Svorai resigned from his executive positions and as a director with Hi Score Corporation. Prior to and during this period, Mr. Svorai also was involved in investment of real estate and as a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee or a nominating committee. We intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Dror Svorai, current President and CEO	2010	-0-	-0-	62,500	(1)	-0-	-0-	-0-	-0-	62,500

Haim Mayan, prior	2010	330,000	-0-	14,515	(2)	-0-	-0-	-0-	-0-	344,515
President and CEO	2009	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)	This amount represents the basis of the 12,500,000 shares of common stock issued at $0.005 per share.
(2)	This amount represents the basis of the 14,515,810 shares of common stock issued at $0.001 per share.

Of the amount of $330,000 earned as executive compensation by Haim Mayan during fiscal year ended December 31, 2010, we paid an aggregate of $22,000 leaving $308,000 in accrued employment compensation liability. We entered into an employment agreement with Haim Mayan effective January 11, 2010 (the “Mayan Employment Agreement”). See  “- Employment Agreement” below.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2010

We do not have a stock option plan.

DIRECTOR COMPENSATION TABLE

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2010 and 2009:
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dror Svorai 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Haim Mayan 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Brunet 2009	-0-	-0-	100	-0-	-0-	-0-	100	(1)
Oliver Danan 2009	-0-	166,663	-0-	-0-	-0-	-0-	166,633	(2)
Christopher Hamilton 2009	-0-	28,673	-0-	-0-	-0-	-0-	28,673	(3)

(1)	This figure represents the 10,000 shares issued to Mr. Brunet at a basis of $0.01 per share.

(2)	This figure represents the 16,666,300 shares issued to Mr. Danan at a basis of $0.01 per share.

(3)	This figure represents the 2,867,320 shares issued to Mr. Hamilton at a basis of $0.01 per share.

EMPLOYMENT AGREEMENT

As of the date of this Annual Report, we have entered into an executive employment agreement with our prior Chief Executive Officer/President as follows. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

President/Chief Executive Officer

As of January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our prior Chief Executive Officer/President, Haim Mayan, (the “Mayan Employment Agreement”). In accordance with the terms and provisions of the Mayan Employment Agreement, we are to pay compensation of $15,000 monthly and an inception bonus of $150,000. The Mayan Employment Agreement expires on December 31, 2013. During fiscal year ended December 31, 2010, we paid $22,000 resulting in an accrued employee compensation liability of $308,000.

Mr. Mayan resigned effective November 25, 2010. As of the date of this Annual Report, the Mayan Employment Agreement remains in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 183,711,236 shares of common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)

Officers and Directors:
Dror Svorai 1720 Harrison Street, 18th Floor Suite Penthouse A Hollywood, Florida 33020	41,415,810	(2)	22.5%
10% or Greater Owners
Oliver Danan 256 SW 5th Street Boca Raton, Florida 33432	16,666,300		9.1%

(1)	Based on 183,711,236 shares of common stock issued and outstanding as of the date of this Annual Report.
(2)
Mr. Svorai holds of record 12,500,000 shares of common stock. Upon payment of the full purchase price of $325,000, the 14,400,000 shares held of record by Eilay Maman (representing a 14.9% equity interest) and the 14,515,810 shares held of record by Oyster Shell Investment LLLP (representing a 15.0% equity interest) will be transferred to Dror Svorai upon full payment of the purchase price no later than March 15, 2011. As of the date of this Annual Report, the 28,915,810 shares are being held in escrow. In accordance with the terms and provisions of the Share Purchase Agreement, a certain number of shares have and will be periodically released and transferred to Mr. Svorai.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2010.

EMPLOYMENT ARRANGEMENTS

Effective January 11, 2010, we entered into the Mayan Employment Agreement. In accordance with the terms and provisions of the Mayan Employment Agreement, we are to pay compensation of $15,000 monthly and an inception bonus of $150,000. The Mayan Employment Agreement expires on December 31, 2013. During fiscal year ended December 31, 2010, we paid $22,000 resulting in an accrued employee compensation liability of $308,000.

Mr. Mayan resigned effective November 25, 2010. As of the date of this Annual Report, the Mayan Employment Agreement remains in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2010, we incurred approximately $5,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and August 31, 2010. During fiscal year ended December 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended December 31, 2009, we incurred $2,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and August 31, 2009. During fiscal year ended December 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment as filed with the Nevada Secretary of State on July 22, 2010. (2)
3.1.3	Certificate of Amendment (2) as filed with the Nevada Secretary of State on January 19,, 2011 (3) .
3.2	Bylaws (1)
10.1	Share Exchange Agreement between InfoSpi Inc., NexPhase Lighting Inc. and the shareholders of NexPhase Lighting Inc. dated February 14, 2011. (4)
10.2	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase Lighting Inc. (5)
16. 1	Letter from Cornell, Beale and Leigh, LLC dated December 14, 2010. (6) 16.2 Letter from Randall N. Drake, CPA, dated January 5, 2011 regarding confirmation of Section 4.02(b)(3). (7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 28, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 , 2011.
(4)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22 , 2011.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.
(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.
(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.

ONTECO CORPORATION
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTECO CORPORATION

Dated: April 12, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President/Chief
Executive Officer

Dated: April 12, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Dated: April 12, 2011	By:	/s/ DROR SVORAI
Director

ONTECO CORPORATION

Dated: April 12, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President/Chief
Executive Officer

Dated: April 12, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2011	By:	/s/ DROR SVORAI
Director