Form 10-K/A
period 2009-12-31
Onteco Corp
filed 2011-04-25
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO 3 TO

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-53104

ONTECO CORPORATION
Formerly known as
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
Formerly known as INFOSPI, INC.
AMENDMENT NO. 3 TO

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

This Annual Report is being amended in accordance with the comment letter dated March 28, 2011 from the Securities and Exchange Commission regarding our evaluation of disclosure controls and procedures.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

InfoSpi, Inc. now known as Onteco Corporation, was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchaneg Act”), that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Offier, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31,  2009; and (iv) a lack of segregation of duties within accounting functions.

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

Following the recent change in control the following steps have been implemented:

(a)
The new public accounting firm Randall N. Drake, CPA, P.A. has been engaged on December 5, 2010 to review and or audit our restated financial statements beginning with the quarterly report for period ended September 30, 2009.

(b)
The firm engaged an accounting facilitator on November 26, 2010 to assist with: (a) compiling and maintaining our financial records; (b) assisting the bookkeeping staff with proper recording of transactions; (c) maintaining permanent accounting records and proper backup procedures; and (d) providing continuous monitoring of accounting functions throughout the company. In addition, the facilitator will perform a risk assessment which identifies and analyzes the relevant risks management should address in order to achievement of its objectives. The facilitator will also assist with the preparation of written policies and procedures that will help ensure management directives are carried out.

(c)
Our President/Chief Executive Officer is serving as the  primary point of communication between us and the audit firm. Management has established a direct line of communication with the audit firm to ensure that the auditor is aware of management’s intent and actions.

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

Inherent Limitations on Effectiveness of Controls

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

Dated: April 25, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President

Dated: April 25, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 25, 2011	By:	/s/ DROR SVORAI
Director