Form 10-Q/A
period 2010-03-31
Onteco Corp
filed 2011-04-25
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 4 TO
Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53104

Onteco Corporation Formerly known as InfoSpi Inc.
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

ONTECO CORPORATION
Formerly known as INFOSPI INC.

Amendment No. 4 to
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

This Quarterly Report is being amended in accordance with the comment letter dated March 28, 2011 from the Securities and Exchange Commission pertaining to our controls and procedures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

InfoSpi, Inc. , now known as Onteco Corporation , was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2010 to provide reasonable assurance that: (i) the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timelydecisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procesures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation and the identification of certain material weakness described below, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at March 31, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

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

(c)
Our President/Chief Executive Officer is serving as the primary point of communication between us and the audit firm.  Management has established a direct line of communication with the audit firm to ensure that the auditor is aware of management's intent and actions.

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

ONTECO CORPORATION

Dated: April 25, 2011	By:	/s/ Dror Svorai
Dror Svorai
President/Chief Executive Officer

Dated: April 25, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer