Form 10-Q/A
period 2010-06-30
Onteco Corp
filed 2011-04-25
CIK 1427352

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

ONTECO CORPORATION
Formerly known as INFOSPI INC.

Amendment No. 3 to
Form 10-Q

ii

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

This Quarterly Report is being amended in accordance with the comment letter dated March 28, 2011 from the Securities and Exchange Commission regarding our controls and procedures.
.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

InfoSpi, Inc., now known as Onteco Corporation , was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our C hief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timelydecisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procesures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation and the identification of certain material weakness described below, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our prior Chief Executive Officer/Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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
Dror Svorai, Chief Executive Officer

Dated: April 25, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer