Form 10-Q/A
period 2010-09-30
Onteco Corp
filed 2011-04-25
CIK 1427352

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

ONTECO CORPORATION, formerly known as InfoSpi Inc.
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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our prior management, including our C hief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timelydecisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procesures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation and the identification of certain material weakness described below, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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