Form 10-K/A
period 2009-12-31
Onteco Corp
filed 2011-05-06
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO 4 TO

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

This Annual Report is being amended in accordance with   a verbal comment received from the Securities and Exchange Commission regarding our evaluation of disclosure controls and procedures.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

InfoSpi, Inc. now known as Onteco Corporation,was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

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

Based on such evaluation, and as described in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-K, our  internal controls over financial reporting were not effective:

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

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Director