Form 10-K/A
period 2010-12-31
Onteco Corp
filed 2011-05-06
CIK 1427352

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

AMENDMENT NO. 1 TO
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

This Annual Report on Form 10-K is being amended in response to a verbal comment received from the Securities and Exchange Commission regarding internal controls and procedures.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our  interal controls over financial reporting were not effective:

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

ONTECO CORPORATION

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President/Chief
Executive Officer

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Director

ONTECO CORPORATION

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Dror Svorai, President/Chief
Executive Officer

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 06, 2011	By:	/s/ DROR SVORAI
Director