Form 10-Q
period 2011-03-31
Onteco Corp
filed 2011-05-23
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 23, 2011
Common Stock, $0.001	184,390,258

ONTECO CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

ONTECO CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. Dollars)

Index

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Notes to the Consolidated Financial Statements	F–6

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011 (unaudited)	As of December 31, 2010 (unaudited)
ASSETS
CURRENT ASSETS
Cash	$55,558	$62,428
Due from NexPhase Lighting	-	35,150
Project Development Costs	27,600	27,600
Accounts Receivable	6,900	-
Prepaid Expenses	541	-
TOTAL CURRENT ASSETS	90,599	125,178

FIXED ASSETS
Property and Equipment - Net	42,098	-

TOTAL FIXED ASSETS	42,098	-

OTHER ASSETS
Security Deposits	11,709	-
Intellectual Property	2,954,146	-

TOTAL OTHER ASSETS	2,965,855	-

TOTAL ASSETS	$3,098,552	$125,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$3,178	$1,942
Accrued Interest	21,917	-
Accrued Employee Compensation	353,000	308,000
Notes Payable – 3rd Parties	790,005	224,855
Notes Payable – Related Parties	57,100	57,100

TOTAL CURRENT LIABILITIES	1,225,200	591,897

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	$1,225,200	$591,897

STOCKHOLDERS’ DEFICIT

Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-
Common Stock, $0.001 Par Values; 750,000,000 Shares and 75,000,000 Shares Authorized; 116,890,258 and 69,990,258 Issued and Outstanding at March 31, 2011 and 2009, Respectively	184,390	116,890
Paid in Capital	2,826,632	194,132
Accumulated Deficit	(1,137,670)	(777,741)

TOTAL STOCKHOLDERS’ DEFICIT	(1,873,352)	(466,719)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,098,552	$125,178

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2011 (unaudited)	For The Three Months Ended March 31, 2010 (unaudited)	Cumulative Results From December 31, 2007 (date of inception) to March 31, 2011 (unaudited)
REVENUE
Total Revenue	$45,166	$-	$45,166

COSTS OF GOODS
Total Costs of Goods	10,306	-	10,306

GROSS PROFIT	34,860	-	34,860

EXPENSES
Professional Expenses	31,055	5,000	122,924
General and Admin Expenses	94,570	59,000	226,797
Stock-Based Compensation	-	107,555	295,605
Executive Compensation	41,500	-	421,500
Staff Compensation	92,750	-	62,750
Total Expenses	259,875	171,555	1,129,576

OPERATING LOSS	225,015	171,555	1,094,716

OTHER EXPENSES
Loss on Disposition of Asset	-	567	567
Write-off Amount Due from Others	-	-	1,000
Depreciation	2,415	-	6,215
Interest Expense	10,388	-	35,172
Total Other Expenses	12,803	567	42,954

NET LOSS BEFORE PROVISION FOR INCOME TAXES	237,818	172,122	1,137,670

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$237,818	$172,122	$1,137,670

Basic Loss Per Share	$0.02	$0.01
Fully Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number of Common Shares	76,396,833	21,041,821
Fully Diluted Weighted Average Number of Common Shares	94,359,012	21,041,821

See Notes to Consolidated Financial Statement

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2011 (unaudited)	For The Three Months Ended March 31, 2010 (unaudited)	Cumulative Results From December 31, 2007 (date of inception) to March 31, 2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(237,818)	$(172,122)	$(1,137,670)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation - Consolidated	-	107,555	295,605
Stock-Based Compensation – NexPhase	-	-	(5,550)
Write-off Amounts Due from Others	-	-	-
Disposition of Software	-	567	567
Depreciation	2,415	-	6,215

Increase (Decrease) in Operating Assets and Liabilities:

Accounts Receivable	(6,900)	-	(6,900)
Prepaid Insurance	(541)		(541)
Due To Onteco	-	-	87,650
Due From NexPhase Lighting	(52,500)	-	(87,650)
Accounts Payable	(1,991)	-	500
Accrued Interest	10,388	-	21,917
Accrued Expenses	-	64,000	-
Sales Tax Payable	2,678	-	2,678
Accrued Employee Compensation	45,000	-	353,000

NET CASH USED BY OPERATIONS	(239,269)	-	(470,179)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	(567)
Project Development Costs	-	-	(27,600)
Security Deposits	(7,589)	-	(11,709)
Purchase of Office Equipment	(9,954)	-	(48,313)

NET CASH USED IN INVESTING ACTIVITIES	(17,543)	-	(88,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	5,567
Proceeds from Notes Payable	235,000	-	874,255
Stock Issued to Acquire Subsidiary	2,700,000	-	2,700,000
Conversion of Note Payable	-	-	(15,400)
Investment in Subsidiary – NexPhase Lighting	(2,700,000)	-	(2,954,146)
Payments on Notes Payable	-	-	(11,750)
Common Stock Issued – Note Conversion	-	-	15,400

NET CASH FROM INVESTING ACTIVITIES	235,000	-	613,926

NET INCREASE (DECREASE) IN CASH	(21,812)	-	55,558

CASH AT BEGINNING OF PERIOD	77,370	-	-

CASH AT END OF PERIOD	$55,558	$-	$55,558

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-
Stock-Based Compensation	$-	$107,555	$290,055

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
MARCH 31, 2011

	Common Stock		Additional Paid In	Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Common Stock Issued Per Court Order Dec. 31, 2007	567,324	$567	$-	$-	$567

Net Loss for the Year Ended Dec. 31, 2007	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	(225)	342

Common Stock Issued Per Court Order Jan. 15, 2008	1,000,000	1,000	-	-	1,000

Common Stock Issued For Cash Feb. 4, 2008	4,000,000	4,000	-	-	4,000

Net Loss for Year Ended Dec. 31, 2008	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	(4,000)	(3,775)

Common Stock Issued For Warrants Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-

Common Stock Issued For Compensation Sept. 23, 2009	35,851,505	35,852	71,703	-	107,555

Net Loss for the Year Ended Dec. 31, 2009	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	(176,122)	(63,000)

Common Stock Issued For Conversion of Note Oct. 7, 2010	14,400,000	14,400	1,000	-	15,400

Common Stock Issued For Compensation Nov. 25, 2010	12,500,000	12,500	50,000	-	62,500
Common Stock Issued For Consulting Agreement Dec. 1, 2010	16,000,000	16,000	80,000	-	96,000
Common Stock Issued For Consulting Agreement Dec. 1, 2010	4,000,000	4,000	20,000	-	24,000

Net Loss for the Year Ended Dec. 31, 2010	-	-	-	(601,619)	(601,619)

Balance, Dec. 31, 2010	116,890,258	$116,890	$194,132	$(777,741)	$(466,719)

Common Stock Issued For Acquisition of Subsidiary – NexPhase	67,500,000	67,500	2,632,500	-	2,700,000

Accumulated Deficit – Subsidiary	-	-	-	(122,111)	(122,111)

Net Loss for the Quarter Ended Mar. 31, 2011	-	-	-	(234,818)	(237,818)

Balance, Mar. 31, 2011	184,390,258	184,390	2,826,632	(1,137,670)	1,873,352

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011

1.	Nature of Operations and Continuance of Business

ONTECO CORPORATION and Subsidiary ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company is a Developmental Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”.

 The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin").  Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California.  Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007.  The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.  The Company has been in the development stage since its formation and has realized minor revenues from its planned operations.

Management believes the Company lacks the resources to effectively market its services on its own and is therefore engaged in a search for a merger or acquisition partner with the resources to either develop this business or enter another line of business which will bring value to the Issuer's shareholders.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated minor revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2011 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of March 31, 2011, the Company has generated minor revenues and has accumulated losses of $1,137,670 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Acquisition of NexPhase Lighting

Effective on February 14, 2011, the Board of Directors of ONTECO CORPORATION and Subsidiary, a Nevada corporation the (“Company”), approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase;

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

Nature of Business

ONTECO CORPORATION and Subsidiary was founded to develop innovative, practical and cost-effective solutions to some of the most significant environmental challenges facing industries and governments around the world. Additionally, these solutions must show promise of generating profits for the company. Specifically the company has determined that one industry that meets both of the above-mentioned prongs of criteria is the Energy Saving Lighting Industry.

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

During the years ended March 31, 2011 and 2009, the Company recorded stock-based compensation expenses related to issuances of stock to the Company's employees, directors and consultants; in the amount of $0 and $107,555, respectively.

Recent Accounting Pronouncements
As of the date of these financial statements, management has considered and included all current standards through and including FASB ASU Update No. 2011-04 – Fair Value Measurement (Topic 820) and does not anticipate the retroactive application of any new accounting standard(s) to change the financial statements as currently presented.

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

4.	Notes Payable – 3rd Parties

	2010	2009
• On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-

	2010	2009
• On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-
• On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-
• On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows: The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.	3,465	-
• On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-
• On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-

	2010	2009
• On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 9,300,000 unregistered common shares. No payments have been made on this note.	9,300	-
• On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $7,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	7,500	-

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

• Onteco third-party notes 03-31-2011

• NexPhase third -party notes 03-31-2011

I will detail in next draft…
	100,000	-

Total Notes Payable – 3rd Parties	$790,005	$-

5.	Notes Payable – Related Parties

	2010	2009
• On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 166,667 unregistered common shares. No payments have been made on this note.	5,000	-
• On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $14,000. Terms include bonus interest of $1,400, the note is payable on demand and has no stated interest rate or due date. On October 7, 2010 the parties amended the terms and conditions of the promissory note as follows: ● The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 15,400,000 unregistered common shares. On October 7, 2010 the note was converted to 14,400,000 restricted common shares.	-	-
• On August 5, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include bonus interest of $500, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 183,333 unregistered common shares. No payments have been made on this note.	5,500	-
• On August 25, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $4,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 133,333 unregistered common shares. No payments have been made on this note.	4,000	-
• On September 2, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 666,667 unregistered common shares. No payments have been made on this note.	20,000	-

	2010	2009
• On October 13, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 100,000 unregistered common shares. No payments have been made on this note.	3,000	-
• On October 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $11,000. Terms include bonus interest of $1,100, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 12,100,000 unregistered common shares. No payments have been made on this note.	12,100	-
• On November 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 66,667 unregistered common shares. No payments have been made on this note.	2,000	-
• On November 10, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include bonus interest of $500, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 5,500,000 unregistered common shares. No payments have been made on this note.	5,500	-
Total Notes Payable – Related Party	$57,100	$-

6.	Executive Compensation Agreement

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

7.	Executive Office Lease

On January 1, 2011, we entered into a three-year office building lease for our corporate headquarters located in Aventura, Florida. The lease terms include: (i) monthly rent commencing on February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.

8.	Stockholders’ Deficit and Common Stock

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

•
The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:  On December 12, 2007, the Court ordered the distribution of shares in ONTECO CORPORATION and Subsidiary to all general unsecured creditors of Arrin Systems, Inc.  ("Arrin"), with these creditors to receive one share in InfoSpi for each $2.94 of Arrin’s debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2008.

•
On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $0.001 per share which is their par value.

•
The Court also ordered the distribution of shares and warrants in ONTECO CORPORATION and Subsidiary to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants.

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

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Report, the 16,000,000 shares have not been cancelled or returned to treasury.

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

•
Effective on February 14, 2011, the Board of Directors of ONTECO CORPORATION and Subsidiary, a Nevada corporation the (“Company”), approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the date of this Current Report, NexPhase has become the wholly-owned subsidiary of the Company.

The parties agreed to value the transaction as follows: value based on the patent appraisal and other corporate asset and on-going operations of $18,000,000; agreed discount to value based on the cost to “perfect” the patent and need for additional capital funding to maintain the on-going operations of the subsidiary 85%; agreed value of the transaction: $2,700,000; agreed number of shares issued 67,500,000.

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
Therefore, as of the date of this Report, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

9.	Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of March 31, 2011.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $1,137,630 which expire in 2025.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of March 31, 2011, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at March 31, 2011 and 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	3 Mo. Ended Mar. 31, 2011	Period From Inception on Dec. 31, 2007 Through Mar, 31, 2011

Net Operating Losses Carried Forward	$237,818	$1,137,630
Statutory Tax Rate	37.6%	37.6%
Effective Tax Rate	-	-
Deferred Tax Asset	$90,000	$428,000
Valuation Allowance	$(90,000)	$(428,000)

Net Deferred Tax Asset	$-	$-

10.	Related Party Transactions

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

11.	Commitments and Contingencies

As of the date of this Report, we have entered into the following material commitments:

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with the previous Chief Executive Officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the year ended March 31, 2011, the company executed a series of notes payable as reflected in the schedule presented in Note #4 and #5.

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

These financial statements were approved by management and were issued on May 21, 2011.  Subsequent events have been evaluated through this date and include the following:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

Onteco Corporation, formerly known as InfoSpi, Inc., was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

Share Purchase Agreement

Effective on November 25, 2010, Eilay Maman and Oyster Shell Investments LLLP (collectively, the “Seller”), who are the record holders of an aggregate 28,915,810 shares of our common stock entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with Dror Svorai, our current President/Chief Executive Officer (“Svorai”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,915,810 shares of restricted common stock to Svorai at a price of $0.011 per share for a total purchase price of $325,000.00. The terms and provisions of the Share Purchase Agreement provide that: (i) $150,000 is to be paid upon execution; (ii) $50,000 is due and owing on January 15, 2011; (iii) $50,000 is due and owing on February 15, 2011; and (iv) $75,000 is due and owing on March 15, 2011. As of the date of this Quarterly Report, an aggregate amount of $275,000 has been paid to the Seller. The parties have agreed that the final payment due date of March 15, 2011 is extended to April 30, 2011. Until the purchase price is paid in full by Svorai, the shares of common stock are being held in an escrow account to be released pro-rata to Svorai as the installments are paid to the Seller by Svorai. The sale and purchase of the 28,915,810 shares of our common stock constituted approximately 29.8% of the total issued and outstanding shares.

RECENT DEVELOPMENTS

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

Therefore, as of the date of this Quarterly Report, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

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

CURRENT OPERATIONS

Agreement

Effective on February 14, 2011, our Board of Directors approved and authorized the execution of a definitive agreement dated February 14, 2011 (the “Agreement”) with NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) we acquired from the NexPhase Shareholders an aggregate 60,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange therefore, we issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to us all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) we assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) we further assumed certain liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the date of this Quarterly Report, NexPhase has become our wholly-owned subsidiary.

Business Operations

NexPhase is in the business of designing, developing , manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”). NexPhase uses the highest quality products in the manufacture of its LED Lighting Fixtures which provides customers with an approximate six-year or 50,000 hour warrant y on its fixtures. By utilizing Cree LEDs and photo-metrics and thermal management in the manufacture of the LED Lighting Fixtures, management believes that the NexPhase LED Lighting Fixtures of are of the highest quality and most reliable in lighting products. The LED Lighting Fixtures are as follows: (i) downlight troffer; (ii) reflective troffer, which adds an architectural flair to any space; (iii) high-bay fixtures, which provide a 50-70% energy savings over metal halide and high pressure sodium high bays; (iv) low-bay and parking garage fixtures, which provide a 50-70% savings over metal halide and high pressure sodium high bays; (v) MR-16 lamps with approximate 90% energy savings over conventional MR-16 with significantly less heat; and (vi) PAR 38 lamsp with approximately 90% energy savings over conventional MR-16 with significantly less heat.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the period from inception (December 31, 2007) through March 31, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

STATEMENT OF OPERATIONS	Three Month Periods Ended March 31, 2011 and March 31, 2010		For the Period from December 29, 2003 (inception) to March 31, 2011

Revenue	$45,166	$-0-	$45,166
Cost of Goods Sold	10,306	-0-	10,306
Gross Profit	34,860	-0-	34,860

Expenses
Professional expenses	$31,055	$5,000	$122,924
General and administrative expenses	94,570	59,000	226,797
Stock-Based Compensation	-0-	107,555	295,605
Executive Compensation	41,500	-0-	421,500
Staff Compensation	92,750	-0-	62,750
Operating Income (Loss)	(225,015)	(171,555)	(1,094,716)

Other Expenses
Loss on Disposition of Asset	$-0-	$567	$567
Write-off Amount Due from Others	-0-	-0-	1,000
Depreciation	2,415	-0-	6,215
Interest Expense	10,388	-0-	35,172
Net Income (Loss)	(237,818)	(172,122)	(1,137,670)

BALANCE SHEET DATA	March 31, 2011	December 31, 2010
Total Assets	$3,098,552	$125,178
Total Liabilities	1,225,200	591,897
Total Stockholders’ Equity (Deficit)	(1,873,352)	(466,719)

RESULTS OF OPERATION

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010.

Our net loss for the three month period ended March 31, 2011 was ($237,818) compared to a net loss of ($172,122) for the three month period ended March 31, 2010 (an increase of $65,696). During the three month period ended March 31, 2011, we generated total revenue in the amount of $45,166 resulting from the sale of our NexPhase lighting products. During the three month period ended March 31, 2011, our cost of goods sold was $10,306 resulting in a net profit of $34,860. During the three month period ended March 31, 2010, we did not generate any revenue from operations.

During the three month period ended March 31, 2011, we incurred expenses of $259,875 compared to expenses of $171,555 incurred during the three month period ended March 31, 2010 (an increase of $88,320). The expenses incurred during the three month period ended March 31, 2011 consisted of: (i) professional expenses of $31,055 (2010: $5,000); (ii) general and administrative expenses of $94,570 (2010: $59,000); (iii) stock-based compensation of $-0- (2010: $107,555); (iv) executive compensation of $41,500 (2010: $-0-); and (v) staff compensation of $92,750 (2010: $-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, expenses increased resulting from an increase of $92,700 in staff compensation, $41,500 in executive compensation and $26,055 in professional expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other expenses incurred during the three month period ended March 31, 2011 included: (i) interest expense of $10,388 (2010: $-0-); and (ii) depreciation of $2,415 (2010: $-0-).

Therefore, our net loss and loss per share during the three month period ended March 31, 2011 was ($237,818) or $0.02 per share compared to a net loss and loss per share of ($172,122) or $0.01 per share during the three month period ended March 31, 2010. The weighted average number of shares outstanding was 76,396,833 for the three month period ended March 31, 2011 compared to 21,041,821 for the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As of March 31, 2011, our current assets were $90,599 and our current liabilities were $1,225,200, which resulted in a working capital deficit of $1,134,601. As of March 31, 2011, current assets were comprised of: (i) $55,558 in cash; (ii) $27,600 project development costs; (iii) $6,900 in accounts receivable; and (iv) $541 in prepaid expenses. As of March 31, 2011, current liabilities were comprised of: (i) $3,178 in accounts payable; (ii) $21,917 in accrued interest; (iii) $353,000 in accrued employee compensation; (iv) $790,005 in notes payable – third parties; and (v) $57,100 in notes payable – related parties.

As of March 31, 2011, our total assets of $3,098,552 were comprised of: (i) $90,599 in current assets; (ii) $42,098 in fixed assets of net property and equipment; (iii) $11,709 in security deposits; and (iv) $2,954,146 in valuation of investment in NexPhase as our wholly-owned subsidiary. As of March 31, 2011, our total liabilities of $1,225,200 were comprised of current liabilities.

Stockholders’ equity (deficit) increased from ($466,719) for fiscal year ended December 31, 2010 to ($1,873,352) for the three month period ended March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used by operating activities was ($239,269). Net cash flows used in operating activities for the three month period ended March 31, 2011 consisted of a net loss of ($237,818) adjusted by $2,415 in depreciation. Net cash flows used by operating activities was further changed by a decrease of: (i) $6,900 in accounts receivable; (ii) $541 in prepaid insurance; (iii) $52,500 due from NexPhase; and (iv) $1,991 in accounts payable. Net cash flows used by operating activities was further changed by an increase of: (i) $10,388 in accrued interest; (ii) $2,678 in sales tax payable; and (iii) $45,000 in accrued employee compensation.

Cash Flows from Investing Activities

For the three month period ended March 31, 2011, net cash flows used in investing activities was ($17,543) consisting of $7,589 in security deposits and $9,954 in purchase of office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $235,000 consisting of $2,700,000 in stock issued to acquire NexPhase, which was offset by ($2,700,000) in investment in NexPhase, and $235,000 in proceeds from notes payable.

PLAN OF OPERATION AND FUNDING

As noted above, we have acquired NexPhase as our wholly-owned subsidiary. Our business operations have increased in scale and scope with regards to the development, marketing and sale of our NexPhase lighting products. We have commenced generation of revenues. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as described below.

Convertible Promissory Notes

On January 17, 2010, we entered into a convertible promissory note with an advisory consulting firm in the amount of $59,000. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $5,900 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share. As of the date of this Quarterly Report, total payments of $11,750 have been made on this note.

On February 10, 2010, we entered into a convertible promissory note with a web designer in the amount of $3,150. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  On January 3, 2011, we amended the terms and conditions of the convertible promissory note regarding the conversion price, which was adjusted from $0.03 to $0.001, the par value of our shares of common stock. No payments have been made on this note.

On February 10, 2010, we entered into a convertible promissory note with a project consultant in the amount of $7,800. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $780 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share. No payments have been made on this note.

On February 10, 2010, we entered into a convertible promissory note with an engineering firm in the amount of $27,600. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $2,760 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share. No payments have been made on this note.

On June 7, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $5,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On June 7, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $10,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On July 19, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $2,500. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On August 9, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $5,000. The terms of the convertible promissory demand note include a bonus payment (interest) of $500 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On August 25, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $4,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On September 2, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $20,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On October 13, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $3,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $300 upon payment. No payments have been made on this note.

On October 15, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $11,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $1,000 upon payment. No payments have been made on this note.

On November 4, 2010, we entered into a non-interest bearing convertible promissory demand note in the amount of $2,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $200 upon payment. No payments have been made on this note.

On November 10, 2010, we entered into a non-interest bearing convertible promissory demand note with Oyster Shell Investments LLP in the amount of $5,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $500 upon payment. No payments have been made on this note.

On November 30, 2010, we entered into a non-interest bearing convertible promissory demand note with Sky High Management LLC in the amount of $9,300. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $930 upon payment. No payments have been made on this note.

On December 15, 2010, we entered into a non-interest bearing convertible promissory demand note with S & E Capital LLC in the amount of $7,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 15, 2011.  No payments have been made on this note.

On December 23, 2010, we entered into a non-interest bearing convertible promissory demand note with D & D Capital Inc. in the amount of $100,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2011.  No payments have been made on this note.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2011. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2010; and (iv) a lack of segregation of duties within accounting functions.

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

Changes in internal controls

As discussed above, no significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NexPhase Agreement

Effective on February 14, 2011, we issued an aggregate of 67,500,000 shares of our restricted common stock to the NexPhase Shareholders. In accordance with the terms and provisions of the Agreement, the NexPhase Shareholders acquired an aggregate of 67,500,000 shares of our restricted common stock in exchange for one hundred percent (100%) of the total issued and outstanding shares of NexPhase held of record by the NexPhase Shareholders in a private transaction. The shares were issued to ten United States resident NexPhase shareholders in reliance on Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The NexPhase Shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

Consultant Agreements

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment as filed with the Nevada Secretary of State on July 22, 2010. (2)

3.1.3	Certificate of Amendment (2) as filed with the Nevada Secretary of State on January 19,, 2011 (3) .

3.2	Bylaws (1)

10.1	Share Exchange Agreement between InfoSpi Inc., NexPhase Lighting Inc. and the shareholders of NexPhase Lighting Inc. dated February 14, 2011. (4)

10.2	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase Lighting Inc. (5)

16. 1	Letter from Cornell, Beale and Leigh, LLCdated December 14, 2010. (6)

16.2	Letter from Randall N. Drake, CPA, dated January 5,2011 regarding confirmation of Section 4.02(b)(3). (7)

31.1	Certification of Chief Executive Officer Pursuant toRule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 28, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 , 2011.
(4)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22 , 2011.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.
(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.
(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTECO CORPORATION
Dated: May 23, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Executive Officer

Dated: May 23, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer