Form 10-Q/A
period 2011-03-31
Onteco Corp
filed 2011-08-22
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Amendment No.1 to
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

ONTECO CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. Dollars)

Index

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Notes to the Consolidated Financial Statements	F–7

Restated Consolidated Balance Sheets	F-10

Restated Consolidated Statements of Operations	F-11

Restated Consolidated Statements of Cash Flows	F-12

Notes Continued to the Consolidated Financial Statements	F-13

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
RESTATED - CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011 (unaudited)	As of December 31, 2010 (audited)
ASSETS
CURRENT ASSETS
Cash	$55,558	$62,428
Due from NexPhase Lighting	-	35,150
Project Development Costs	27,600	27,600
Accounts Receivable	6,900	-
Prepaid Expenses	541	-
TOTAL CURRENT ASSETS	90,599	125,178

FIXED ASSETS
Property and Equipment - Net	42,098	-

TOTAL FIXED ASSETS	42,098	-

OTHER ASSETS
Security Deposits	11,709	-
Intellectual Property	2,981,107	-

TOTAL OTHER ASSETS	2,992,816	-

TOTAL ASSETS	$3,125,513	$125,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,178	$1,942
Accrued Interest	31,721	-
Accrued Employee Compensation	353,000	308,000
Notes Payable – Related Parties	605,249	224,855
Notes Payable – Third Parties	224,090	57,100

TOTAL CURRENT LIABILITIES	1,217,238	591,897

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	1,217,238	591,897

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-
Common Stock, $0.001 Par Values; 750,000,000 Shares and 75,000,000 Shares Authorized; 182,511,236 and 69,990,258 Issued and Outstanding at March 31, 2011 and 2010, Respectively	182,755	116,890
Paid in Capital	2,828,407	194,132
Treasury Stock	(61,000)	-
Accumulated Deficit	(1,041,887)	(777,741)

TOTAL STOCKHOLDERS’ DEFICIT	1,908,275	(466,719)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,125,513	$125,178

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
RESTATED - CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2011 (unaudited)	For The Three Months Ended March 31, 2010 (unaudited)	Cumulative Results From December 31, 2007 (date of inception) to March 31, 2011 (unaudited)
REVENUE
Total Revenue	$45,166	$-	$45,166

COSTS OF GOODS
Total Costs of Goods	10,306	-	10,306

GROSS PROFIT	34,860	-	34,860

EXPENSES
Professional Expenses	36,555	5,000	135,507
General and Admin Expenses	30,299	-	48,908
Stock-Based Compensation	-	107,555	290,055
Investor Relations	54,178	-	54,178
Occupancy	15,018	-	20,320
Executive Compensation	41,500	-	41,500
Staff Compensation	92,750	49,000	442,750
Total Expenses	270,300	171,555	1,033,218

OPERATING LOSS	235,440	171,555	998,358

OTHER EXPENSES
Loss on Disposition of Asset	-	567	567
Write-off Amount Due from Others	-	-	1,000
Depreciation	2,415	-	2,415
Interest Expense	26,292	- -	39,547
Total Other Expenses	28,707	567	43,529

NET LOSS BEFORE PROVISION FOR INCOME TAXES	264,147	172,122	1,041,887

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$264,147	$172,122	$1,041,887

Basic Loss Per Share	$0.02	$0.01
Fully Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number of Common Shares	156,781,474	21,041,821
Fully Diluted Weighted Average Number of Common Shares	156,781,474	21,041,821

See Notes to Consolidated Financial Statement

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
RESTATED - CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2011 (unaudited)	For The Three Months Ended March 31, 2010 (unaudited)	Cumulative Results From December 31, 2007 (date of inception) to March 31, 2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(264,147)	$(172,122)	$(1,041,887)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation - Consolidated	-	107,555	295,605
Stock-Based Compensation – NexPhase	-	-	(5,550)
Write-off Amounts Due from Others	-	-	-
Disposition of Software	-	567	567
Depreciation	2,415	-	2,415

Increase (Decrease) in Operating Assets & Liabilities:

Accounts Receivable	(6,900)	-	(6,900)
Prepaid Insurance	(541)		(541)
Due To Onteco	229,754	-	229,754
Due From NexPhase Lighting	(222,254)	-	(257,404)
Accounts Payable	(1,992)	-	(50)
Accrued Interest	20,191	-	20,191
Accrued Expenses	-	64,000	-
Sales Tax Payable	2,678	-	2,678
Accrued Employee Compensation	45,000	-	353,000

NET CASH USED BY OPERATIONS	(195,796)	-	(408,122)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	(567)
Project Development Costs	-	-	(27,600)
Security Deposits	(7,589)	-	(7,589)
Purchase of Office Equipment	(9,954)	-	(9,954)

NET CASH USED IN INVESTING ACTIVITIES	(17,543)	-	(45,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	5,567
Proceeds from Notes Payable	554,848	-	863,952
Stock Issued to Acquire Subsidiary	2,700,000	-	2,700,000
Conversion of Notes Payable	-	-	(15,400)
Investment in Subsidiary – NexPhase Lighting	(2,700,000)	-	(2,700,000)
Payments on Notes Payable	-	-	(11,750)
Common Stock Issued – Note Conversion	17,816	-	33,216
Common Stock Issued – Consulting Agreement	66,325	-	66,325
Common Stock Cancelled – Consulting Services	(84,000)	-	(84,000)
Treasury Stock – Repurchase	(61,000)	-	(61,000)
Assignment of Notes Payable	(302,462)	-	(302,462)

NET CASH FROM INVESTING ACTIVITIES	191,527	-	494,448

NET INCREASE (DECREASE) IN CASH	(21,812)	-	40,616

CASH AT BEGINNING OF PERIOD	77,370		14,942

CASH AT END OF PERIOD	$55,558	$-	$55,558

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-
Stock-Based Compensation	$-	$107,555	$290,055

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
RESTATED - CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
MARCH 31, 2011

	Common Stock	Common Stock	Additional Paid In	Treasury	Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stock	Stage	Deficit

Common Stock Issued Per Court Order Dec. 31, 2007	567,324	$567	$-	$-	$-	$567

Net Loss for the Year Ended Dec. 31, 2007	-	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	-	(225)	342

Common Stock Issued Per Court Order Jan. 15, 2008	1,000,000	1,000	-	-	-	1,000

Common Stock Issued For Cash Feb. 4, 2008	4,000,000	4,000	-	-	-	4,000

Net Loss for Year Ended Dec. 31, 2008	-	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	-	(4,000)	(3,775)

Common Stock Issued For Warrants Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-	-

Common Stock Issued For Compensation Sept. 23, 2009	35,851,505	35,852	71,703	-	-	107,555

Net Loss for the Year Ended Dec. 31, 2009	-	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132	-	(176,122)	(63,000)

Common Stock Issued For Conversion of Note Oct. 7, 2010	14,400,000	14,400	1,000	-	-	15,400

Common Stock Issued For Compensation Nov. 25, 2010	12,500,000	12,500	50,000	-	-	62,500

Common Stock Issued For Consulting Agreement Dec. 1, 2010	4,000,000	4,000	20,000	-	-	24,000

Common Stock Issued For Consulting Agreement Dec. 10 2010	16,000,000	16,000	80,000	-	-	96,000

Net Loss for the Year Ended Dec. 31, 2010	-	-	-	-	(601,619)	(601,619)

Balance, Dec. 31, 2010	116,890,258	$116,890	$194,132	$-	$(777,741)	$(466,719)

Common Stock Issued For Acquisition of Subsidiary – NexPhase Feb. 14, 2011	67,500,000	67,500	2,632,500	-	-	2,700,000

Common Stock Issued For Conversion of Note Feb. 25, 2011	1,315,790	1,316	-	-	-	1,316

Common Stock Issued For Conversion of Note Mar. 10,2011	4,000,000	4,000	-	-	-	4,000

Common Stock Issued For Consulting Services March 15, 2011	1,666,667	1,667	23,333	-	-	25,000

Common Stock Issued For Consulting Services March 17, 2011	100,000	100	1,250	-	-	1,350

Common Stock Issued For Conversion of Note Mar. 23, 2011	2,032,521	2,033	10,467	-	-	12,500

Common Stock Issued For Consulting Services March 23, 2011	1,000,000	1,000	11,300	-	-	12,300

Common Stock Issued For Consulting Services March 23, 2011	1,250,000	1,250	14,125	-	-	15,375

Common Stock Issued For Consulting Services March 23, 2011	1,000,000	1,000	11,300	-	-	12,300

Common Stock Cancelled For Consulting Services March 31, 2011	(14,000,000)	(14,000)	(70,000)	-	-	(84,000)

Common Stock Re-Purchased d By NexPhase Investors March 31, 2011	(244,000)	-	-	(61,000)	-	(61,000)

Net Loss for the Quarter Ended Mar. 31, 2011	- -	-	-	-	(264,147)	(264,147)

Balance, Mar. 31, 2011	182,511,236	182,755	2,828,407	(61,000)	(1,041,887)	1,908,275

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated minor revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2011 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of March 31, 2011, the Company has generated minor revenues and has accumulated losses of $1,041,887 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

We received an order on March 16, 2011 to supply over 800 units of our 5-watt MR16 and 15 watt PAR38 lamped LED product to the 1060 Brickell Avenue Condominium Association. The products have been on trial at the two tower facility since July 2010 and January 2011, the board of directors of the condominium association approved the first phase of LED adoption in the buildings. The 5-watt MR16 product is primarily used in the interior of the building and will be deployed throughout the lobby and residential areas. It will be replacing 10-watt halogen lamps. The 15-watt PAR 38 product will be used mainly in the exterior entrance area and will be replacing 100-watt halogen lamps. Management believes that the first phase of the LED retrofit project is projected to save the association about $4,000 monthly in electricity costs with a full payback in approximately one year.

We received our first sales channel order for multiple units of our LED 100 watt High Bay fixture for warehouse use from a large south-Florida based retailer. In this installation, we will replace 400-watt conventional light source fixtures with the 100-watt LED technology. Management believes that the LED fixtures will provide the warehouse significant energy savings while also providing much greater life hours and better delivered light.

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

RESTATED FINANCIALS STATEMENTS

The Company is restating its financial statements to reflect the settlement of several asset, liability and expense items immediately following the acquisition in the first quarter, to correct how treasury stock acquired in that settlement is reported, changed the classification of various notes payable to notes payable – related party and to reflect the conversion of certain related party notes to common stock. The resulting changes do not impact the company’s income tax provision.

The following charts represent the company’s Balance Sheet, Statement of Operations and Statements of Cash Flows - Restated and as originally filed for the three months ended March 31, 2011.

RESTATED CONSOLIDATED BALANCE SHEETS

	Restated As of March 31, 2011 (unaudited)	As of March 31, 2011 (unaudited)	Difference March 31, 2011 (unaudited)
ASSETS
CURRENT ASSETS
Cash	$55,558	$55,558	$-
Due from NexPhase Lighting	-	-	-
Project Development Costs	27,600	27,600	-
Accounts Receivable	6,900	6,900	-
Prepaid Expenses	541	541	-
TOTAL CURRENT ASSETS	90,599	90,599	-

FIXED ASSETS
Property and Equipment - Net	42,098	42,098	-

TOTAL FIXED ASSETS	42,098	42,098	-

OTHER ASSETS
Security Deposits	11,709	11,709	-
Intellectual Property	2,981,107	2,954,146	26,961

TOTAL OTHER ASSETS	2,992,816	2,965,855	26,961

TOTAL ASSETS	$3,125,513	$3,098,552	$26,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,178	$3,178	$-
Accrued Interest	31,721	21,917	9,804
Accrued Employee Compensation	353,000	353,000	-
Notes Payable – Related Parties	605,249	790,005	(184,756)
Notes Payable – Third Parties	224,090	57,100	166,990

TOTAL CURRENT LIABILITIES	1,217,238	1,225,200	(7,962)

OTHER LIABILITIES	-

TOTAL LIABILITIES	1,217,238	1,225,200	(7,962)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-	-
Common Stock, $0.001 Par Values; 750,000,000 Shares and 75,000,000 Shares Authorized; 182,511,236 and 69,990,258 Issued and Outstanding at March 31, 2011 and 2010, Respectively	182,755	184,390	(1,635)
Paid in Capital	2,828,407	2,826,632	1,775
Treasury Stock	(61,000)	-	(61,000)
Accumulated Deficit	(1,041,887)	(1,137,670)	95,783

TOTAL STOCKHOLDERS’ DEFICIT	1,908,275	(1,873,352)	34,923

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,125,513	$3,098,552	$26,961

RESTATED CONSOLIDATED
STATEMENTS OF OPERATIONS

	Restated For The Three Months Ended March 31, 2011 (unaudited)	For The Three Months Ended March 31, 2011 (unaudited)	Difference March 31, 2011 (unaudited)
REVENUE
Total Revenue	$45,166	$45,166	$-

COSTS OF GOODS
Total Costs of Goods	10,306	10,306	-

GROSS PROFIT	34,860	34,860	-

EXPENSES
Professional Expenses	36,555	31,055	5,500
General and Admin Expenses	30,299	94,570	(64,271)
Stock-Based Compensation	-	-	-
Investor Relations	54,178	-	54,178
Occupancy	15,018	-	15,018
Executive Compensation	41,500	41,500	-
Staff Compensation	92,750	92,750	-
Total Expenses	270,300	259,875	10,425

OPERATING LOSS	235,440	225,015	10,425

OTHER EXPENSES
Loss on Disposition of Asset	-	-	-
Write-off Amount Due from Others	-	-	-
Depreciation	2,415	2,415	-
Interest Expense	26,292	10,388	15,904
Total Other Expenses	28,707	12,803	15,904

NET LOSS BEFORE PROVISION FOR INCOME TAXES	264,147	237,818	25,519

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$264,147	$237,818	25,519

Basic Loss Per Share	$0.02	$0.02	-
Fully Diluted Loss Per Share	$0.01	$0.01	-

Weighted Average Number of Common Shares	156,781,474	76,396,833	60,718,686
Fully Diluted Weighted Average Number of Common Shares	156,781,474	94,359,012	78,680,865

RESTATED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Restated For The Three Months Ended March 31, 2011 (unaudited)	For The Three Months Ended March 31, 2011 (unaudited)	Difference March 31, 2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(264,147)	$(237,818)	$(26,329)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation - Consolidated	-	-	-
Stock-Based Compensation – NexPhase	-	-	-
Write-off Amounts Due from Others	-	-	-
Disposition of Software	-	-	-
Depreciation	2,415	2,415	-

Increase (Decrease) in Operating Assets & Liabilities:

Accounts Receivable	(6,900)	(6,900)	-
Prepaid Insurance	(541)	(541)	-
Due To Onteco	229,754	-	229,754
Due From NexPhase Lighting	(222,254)	(52,500)	(169,754)
Accounts Payable	(1,992)	(1,991)	-
Accrued Interest	20,191	10,388	9,803
Accrued Expenses	-	-	-
Sales Tax Payable	2,678	2,678	-
Accrued Employee Compensation	45,000	45,000	-

NET CASH USED BY OPERATIONS	(195,796)	(239,269)	(43473)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	-
Project Development Costs	-	-	-
Security Deposits	(7,589)	(7,589)	-
Purchase of Office Equipment	(9,954)	(9,954)	-

NET CASH USED IN INVESTING ACTIVITIES	(17,543)	(17,543)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	-
Proceeds from Notes Payable	554,848	235,000	312,384
Stock Issued to Acquire Subsidiary	2,700,000	2,700,000	-
Conversion of Notes Payable	-	-	-
Investment in Subsidiary – NexPhase Lighting	(2,700,000)	(2,700,000)	-
Payments on Notes Payable	-	-
Common Stock Issued – Note Conversion	17,816	-	17,816
Common Stock Issued – Consulting Agreement	66,325	-	66,325
Common Stock Cancelled – Consulting Services	(84,000)	-	(84,000)
Treasury Stock – Repurchase	(61,000)	-	(61,000)
Assignment of Notes Payable	(302,462)	-	(302,462)

NET CASH FROM INVESTING ACTIVITIES	191,527	235,000	(50,937)

NET INCREASE (DECREASE) IN CASH	(21,812)	(21,812)	-

CASH AT BEGINNING OF PERIOD	77,370	77,370	-

CASH AT END OF PERIOD	$55,558	$55,558	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFO.

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-
Stock-Based Compensation	$-	$-	$-

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

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R. The only difference is that the contractual life of the warrants is used.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC740. “Accounting for Income Taxes” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently exacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

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

Valuation of Long-lived Assets

The Company reviews the recoverability of its long-lived assets; including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At March 31, 2011 and 2010, the Company has no impaired carrying value of its intangible assets.

Fair Value Accounting

On October 1, 2010, we adopted Accounting Standards Codification ASC 820, “Fair Value    Measurements.” which defines fair value, establishes guidelines for measuring fair value and expands  disclosures regarding fair value measurements.  ASC 820 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities,  except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of ASC 820 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flow.

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. For the three months ended March 31, 2011 and 2010, there were no deferred revenues.

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

2.	Project Development Cost

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

3.	Notes Payable – Related Parties – Onteco
	2010	2009
• On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows: The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.	2,149	-

• On August 9, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on August 9, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

• On August 25, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $4,000. Terms include simple interest at ten percent (10.0%), the note is due on August 25, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	4,000	-

• On September 2, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on September 2, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

• On October 13, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on October 13, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

• On November 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $19,600. Terms include simple interest at ten percent (10.0%), the note is due on November 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	19,600	-

• On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on November 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

• On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 9,300,000 unregistered common shares. No payments have been made on this note.	9,300	-

• On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	-

• On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $100,000. Terms include simple interest at ten percent (10.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	100,000	-

• On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

• On February 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $21,600. Terms include simple interest at ten percent (10.0%), the note is due on February 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	21,600	-

• On March 1, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $60,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	60,000	-

• On March 2 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms includesimple interest at ten percent (10.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,000	-

• On March 8, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $51,000. Terms include simple interest at ten percent (10.0%), the note is due on March 8, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	51,000	-

• On March 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on March 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

• On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

• On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

• On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 50,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $25,000 and premium interest of ten percent (10.0%) ($2,500), the note is due on March 31, 2012. No payments have been made on this note.	27,500	-

• On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 10,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,000 and premium interest of ten percent (10.0%) ($500), the note is due on March 31, 2012. No payments have been made on this note.	5,500	-

• On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 12,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,000 and premium interest of ten percent (10.0%) ($600), the note is due on March 31, 2012. No payments have been made on this note.	6,600	-

• On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 10,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,000 and premium interest of ten percent (10.0%) ($500), the note is due on March 31, 2012. No payments have been made on this note.	5,500	-

• On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 40,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $20,000 and premium interest of ten percent (10.0%) ($2,000), the note is due on March 31, 2012. No payments have been made on this note.	22,000	-

Subtotal Notes Payable – Related Parties - Onteco	$405,749	-

4.         Notes Payable – Related Parties – NexPhase

• On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at ten percent (10.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 8, 2011, the Note was assigned to a Related Party. Thereafter, on March 10, 2011, a portion of the Note in the amount of $4,000 was converted to Common Stock.

Thereafter, on March 21, 2011 a second portion of the Note in the amount of $50,000 was assigned to a Related Party. The remaning balance of the Notes Payable in the amount of $51,000 appears in the Notes Payable – Related Parties – Onteco.
	-	-

• On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 1, 2011, the Note was assigned to Onteco.	-	-

• On November 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $70,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	70,000	-

• On December 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on December 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

• On December 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at ten percent (10.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	40,000	-

• On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

• On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

• On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

• On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at ten percent (10.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	-

• On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at ten percent (10.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,500	-

• On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

Subtotal Notes Payable – Related Parties – NexPhase	199,500	-

Total Notes Payable – Related Parties	$605,249	$-

5.           Notes Payable – Third Parties – Onteco
	2010	2009
• On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-

• On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-

• On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-

• On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-

• On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-

• On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $57,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	57,000	-

• On March 1 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	25,000	-

• On March 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $37,500. Terms include simple interest at ten percent (10.0%), the note is due on March 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	37,500	-

Total - Notes Payable – Third Parties - Onteco	$224,090	-

6.	Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer.  Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the three months ended March 31, 2011 and 2010, the Company recorded executive compensation expenses to the Company's chief executive officer; $45,000 and $45,000 respectively. During the year ended December 31, 2010, the Company paid $22,000 resulting in an accrued employee compensation liability of $353,000.

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

•
On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authorized capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.  As of March 31, 2011 and March 31, 2010, there were a total of 182,511,236 and 69,990,258 common shares issued and outstanding, respectively.

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

The parties agreed to value the transaction as follows: value based on the patent appraisal and other corporate asset and on-going operations of $18,000,000; agreed discount to value based on the cost to “perfect” the patent and need for additional capital funding to maintain the on-going operations of the subsidiary $17,400,000; agreed value of the transaction: $600,000; agreed number of shares issued 67,500,000.

•	On February 25, 2011, $1,316 of the original note in the amount of $3,465 dated February 10, 2010 was converted to 1,315,790 shares of Common Stock.

•	On March 10, 2011, $4,000 of the original note in the amount of $105,000 dated March 8, 2011 was converted to 4,000,000 shares of Common Stock.

•	On March 15, 2011, 1,666,667 shares of Common Stock in the amount of $25,000 was issued in exchange for Consulting Services.

•	On March 17, 2011, 100,000 shares of Common Stock in the amount of $1,350 was issued in exchange for Consulting Services.

•	On March 24, 2011, $12,500 of the original note in the amount of $105,000 dated March 8, 2011 was converted to 2,032,521 shares of Common Stock.

•	On March 23, 2011, 1,000,000 shares of Common Stock in the amount of $12,300 was issued in exchange for Consulting Services.

•	On March 23, 2011, 1,250,000 shares of Common Stock in the amount of $15,375 was issued in exchange for Consulting Services.

•	On March 23, 2011, 1,000,000 shares of Common Stock in the amount of $12,300 was issued in exchange for Consulting Services.

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

•
On  March 31, 2011, the Company agreed with a vendor to cancel 14,000,000 shares of Common Stock in the amount of $ from an original agreement including the issuance 16,000,000 shares. A total 2,000,000 shares were issued in exchange for consulting services.

•	On March 31, 2011, the Company agreed to re-purchase 244,000 shares of Common Stock in the amount of $67,100 related to five original investors in the NexPhase subsidiary.

9.	Income Taxes

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

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $1,137,630, which expire in 2025.

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

The components of the net deferred tax asset at March 31, 2011 and 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	3 Mo. Ended Mar. 31, 2011	Period From Inception on Dec. 31, 2007 Through Mar, 31, 2011

Net Operating Losses Carried Forward	$264,147	$1,041,887
Statutory Tax Rate	37.6%	37.6%
Effective Tax Rate	-	-
Deferred Tax Asset	$100,000	$392,000
Valuation Allowance	$(100,000)	$(392,000)

Net Deferred Tax Asset	$-	$-

10.	Related Party Transactions

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

These financial statements were approved by management and were issued on May 21, 2011.  Subsequent events have been evaluated through this date and include the following:  None.

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

This Quarterly Report on Form 10-Q is being amended based upon revisions made to the financial statements for three month period ended March 31, 2011 regarding certain stock conversion transactions and accounting methods utilized for the valuation of the acquisition of NexPhase and its technologies.

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

STATEMENT OF OPERATIONS	Three Month Periods Ended March 31, 2011 and March 31, 2010		For the Period from December 29, 2003 (inception) to March 31, 2011

Revenue	$45,166	$-0-	$45,166
Cost of Goods Sold	10,306	-0-	10,306
Gross Profit	34,860	-0-	34,860

Expenses
Professional expenses	$36,555	$5,000	$135,507
General and administrative expenses	30,299	-0 -	48,908
Stock-Based Compensation	-0-	107,555	290,055
Investor Relations	54,178	-0 -	54,178
Occupancy	15,018	-0 -	15,018
Executive Compensation	41,500	-0-	41,500
Staff Compensation	92,750	-0-	442,750
Operating Income (Loss)	(235,440)	(171,555)	(998,358)

Other Expenses
Loss on Disposition of Asset	$-0-	$567	$567
Write-off Amount Due from Others	-0-	-0-	1,000
Depreciation	2,415	-0-	2,415
Interest Expense	16,488	-0-	29,743
Total Other Expenses	28,707	567	43,529

Net Income (Loss)	(264,147)	(172,122)	(1,041,887)

BALANCE SHEET DATA	March 31, 2011	December 31, 2010
Total Assets	$3,125,513	$125,178
Total Liabilities	1,217,238	591,897
Total Stockholders’ Equity (Deficit)	(1,908,275)	(466,719)

RESULTS OF OPERATION

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010.

Our net loss for the three month period ended March 31, 2011 was ($264,147) compared to a net loss of ($172,122) for the three month period ended March 31, 2010 (an increase of $92,025 ). During the three month period ended March 31, 2011, we generated total revenue in the amount of $45,166 resulting from the sale of our NexPhase lighting products. During the three month period ended March 31, 2011, our cost of goods sold was $10,306 resulting in a net profit of $34,860. During the three month period ended March 31, 2010, we did not generate any revenue from operations.

During the three month period ended March 31, 2011, we incurred expenses of $ 270,300 compared to expenses of $171,555 incurred during the three month period ended March 31, 2010 (an increase of $98,745 ). The expenses incurred during the three month period ended March 31, 2011 consisted of: (i) professional expenses of $36,555 (2010: $5,000); (ii) general and administrative expenses of $30,299 (2010: $- 0 -); (iii) stock-based compensation of $-0- (2010: $107,555); (iv) executive compensation of $41,500 (2010: $-0-); (v) staff compensation of $92,750 (2010: $-0-); and (vi) investor relations of $54,178 (2010: $-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, expenses increased resulting from an increase of $43,750 in staff compensation, $41,500 in executive compensation, $31,555 in professional expenses, $30,299 in general and administrative expenses and $54,178 in investor relations . General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other expenses incurred during the three month period ended March 31, 2011 included: (i) interest expense of $26,292 (2010: $-0-); and (ii) depreciation of $2,415 (2010: $-0-).

Therefore, our net loss and loss per share during the three month period ended March 31, 2011 was ($ 264,147 ) or $0.02 per share compared to a net loss and loss per share of ($172,122) or $0.01 per share during the three month period ended March 31, 2010. The weighted average number of shares outstanding was 156,781,474 for the three month period ended March 31, 2011 compared to 21,041,821 for the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As of March 31, 2011, our current assets were $90,599 and our current liabilities were $1,217,238 , which resulted in a working capital deficit of $1,126,639 . As of March 31, 2011, current assets were comprised of: (i) $55,558 in cash; (ii) $27,600 project development costs; (iii) $6,900 in accounts receivable; and (iv) $541 in prepaid expenses. As of March 31, 2011, current liabilities were comprised of: (i) $3,178 in accounts payable; (ii) $ 31,721 in accrued interest; (iii) $353,000 in accrued employee compensation; (iv) $ 605,249 in notes payable – related parties; and (v) $224,090 in notes payable – third parties.

As of March 31, 2011, our total assets of $3,125,513 were comprised of: (i) $90,599 in current assets; (ii) $42,098 in fixed assets of net property and equipment; (iii) $11,709 in security deposits; and (iv) $2,981,107 in valuation of intellectual property related to our investment in NexPhase as our wholly-owned subsidiary. As of March 31, 2011, our total liabilities of $1,217,238 were comprised of current liabilities.

Stockholders’ equity (deficit) increased from ($466,719) for fiscal year ended December 31, 2010 to ($ 1,908,275 ) for the three month period ended March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used by operating activities was ($195,756 ). Net cash flows used in operating activities for the three month period ended March 31, 2011 consisted of a net loss of ( $264,147 ) adjusted by $2,415 in depreciation. Net cash flows used by operating activities was further changed by a decrease of: (i) $6,900 in accounts receivable; (ii) $541 in prepaid insurance; (iii) $ 222,254 due from NexPhase; and (iv) $1,99 2 in accounts payable. Net cash flows used by operating activities was further changed by an increase of: (i) $20,191 in accrued interest; (ii) $2,678 in sales tax payable; and (iii) $45,000 in accrued employee compensation.

Cash Flows from Investing Activities

For the three month period ended March 31, 2011, net cash flows used in investing activities was ($17,543) consisting of $7,589 in security deposits and $9,954 in purchase of office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $191,527 consisting of: (i) $ 2,700,000 in stock issued to acquire NexPhase, (ii) $554,848 in proceeds from notes payable; (iii) $17,816 in common stock issued pursuant to note conversion; and (iv) $66,325 in common stock issued pursuant to consulting agreement. Net cahs flows provided from financing activities was offset by: (i) $2,700,000 in investment in NexPhase; (ii) $84,000 in common stock cancelled related to consulting services; (iii) $61,000 in repurchase of treasury stock; and (iv) $302,462 in assignment of notes payable.   .

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

On January 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $1,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due January 10, 2012. No payments have been made on this note.

On February 23, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $21,600, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due February 23, 2012.  No payments have been made on this note.

On March 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $31,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 1, 2012.  No payments have been made on this note.

On March 2, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 2, 2012. No payments have been made on this note.

On March 8, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $14,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 8, 2012.  No payments have been made on this note.

On March 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 10, 2012. No payments have been made on this note.

On March 31, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 31, 2012. No payments have been made on this note.

On March 31, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 31, 2012. No payments have been made on this note.

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
_________________
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

ONTECO CORPORATION
Dated: Auguat 22 , 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Executive Officer

Dated: Auguat 22 , 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer