Form 10-Q
period 2011-06-30
Onteco Corp
filed 2011-08-23
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2011
Common Stock, $0.001	253,058,765

ONTECO CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

ONTECO CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. Dollars)

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2011 (unaudited)	As of December 31, 2010 (audited)
ASSETS
CURRENT ASSETS
Cash in Banks	$86,845	$62,428
Due from NexPhase Lighting	-	35,150
Project Development Costs	-	27,600
Accounts Receivable	37,500	-
Shop Supplies	7,500	-
Prepaid Expenses	541	-
TOTAL CURRENT ASSETS	132,386	125,178

FIXED ASSETS
Property and Equipment - Net	41,827	-

TOTAL FIXED ASSETS	41,827	-

OTHER ASSETS
Security Deposits	11,709	-
Intellectual Property	2,988,607	-

TOTAL OTHER ASSETS	3,000,316	-

TOTAL ASSETS	$3,174,529	$125,178
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,531	$1,942
Accrued Interest	57,178	-
Accrued Employee Compensation	398,000	308,000
Sales Tax Payable	2,678	-
Notes Payable – Related Parties	718,799	224,855
Notes Payable – Third Parties	289,590	57,100

TOTAL CURRENT LIABILITIES	1,469,776	591,897

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	1,469,776	591,897

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-
Common Stock, $0.001 Par Values; 750,000,000 Shares & 75,000,000 Shares Authorized; 253,058,765 and 116,890,258 Issued and Outstanding at June 30, 2011 and 2010, Respectively	253,303	116,890
Paid in Capital	2,875,720	194,132
Treasure Stock	(61,000)	-
Accumulated Deficit	(1,363,270)	(777,741)

TOTAL STOCKHOLDERS’ DEFICIT	1,704,753	(466,719)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,174,529	$125,178

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended 06/30/2011 (unaudited)	Three Months Ended 06/30/2010 (unaudited)	Six Months Ended 06/30/2011 (unaudited)	Six Months Ended 06/30/2010 (unaudited)	Cumulative Results From Inception 12/31/2007 Through 06/30/2011 (unaudited)
REVENUE
Total Revenue	$34,271	$-	$79,437	$-	$79,437

COSTS OF GOODS
Total Costs of Goods	25,704	-	36,010	-	36,010

GROSS PROFIT	8,567	-	43,427	-	43,427

EXPENSES
General & Administrative	21,760	3,671	52,058	3,671	129,667
Investor Relations	63,834	-	-	-	118,012
Occupancy - Headquarters	19,161	-	34,179	-	39,482
Officer Compensation	36,500	45,000	73,000	240,000	78,000
Professional Fees	27,698	225	64,253	11,175	104,205
Staff Compensation	104,920	-	202,670	-	547,670
Stock-Based Compensation	-	-	118,012	-	290,055
Total Expenses	273,873	48,896	544,172	254,846	1,307,091

OPERATING LOSS	265,306	48,896	500,745	254,846	1,263,664

OTHER EXPENSES
Depreciation Expense	2,521	-	4,935	-	4,935
Gain/(Loss) on Disposition	-	-	-	-	567
Interest Expense	25,956	-	52,249	9,755	65,504
Write-off – Project Development	27,600	-	27,600	-	27,600
Write-off Amount Due from Other	-	-	-	1,000	1,000
Total Other Expenses	56,077	-	84,784	10,755	99,606

NET LOSS BEFORE PROVISION FOR INCOME TAXES	321,383	48,896	585,529	265,601	1,363,270

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	321,383	48,896	585,529	$265,601	1,363,270

Basic Loss Per Share	$0.00	$0.00	$0.00	$0.01	$0.00
Fully Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares	147,511,230	25,075,632	139,182,321	25,075,632	63,264,691
Fully Diluted Weighted Average Number of Common Shares	147,511,230	25,075,632	139,182,321	25,075,632	63,264,691

See Notes to Consolidated Financial Statement

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended 06/30/2011 (unaudited)	Three Months Ended 06/30/2010 (unaudited)	Six Months Ended 06/30/2011 (unaudited)	Six Months Ended 06/30/2010 (unaudited)	Cumulative Results From Inception 12/31/2007 Through 06/30/2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(321,383)	(48,896)	$(585,529)	(265,601)	(1,363,270)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation – Consolidated	-	-	-	-	295,605
Stock-Based Compensation – NexPhase	-	-	-	-	(5,550)
Write-off Amounts Due from Others	-	-	-	1,000	-
Disposition of Software	-	-	-	-	567
Depreciation	2,520	-	4,935	-	4,935

Increase (Decrease) in Operating
Assets and Liabilities:

Accounts Receivable	(30,600)	-	(37,500)	-	(37,500)
Prepaid Insurance	-	-	(541)	-	(541)
Due To Onteco	(20,000)	-	242,254	-	242,254
Due From NexPhase Lighting	12,500	-	(242,254)	-	(277,404)
Shop Supplies	(7,500)	-	(7,500)	-	(7,500)
Accounts Payable	3,032	-	1,043	-	2,984
Accrued Interest	25,455	-	45,645	-	45,645
Accrued Expenses	-	-	-	(59,000)	-
Sales Tax Payable	-	-	2,678	-	2,678
Accrued Employee Compensation	45,000	42,000	90,000	237,000	398,000

NET CASH USED BY OPERATIONS	(290,976)	(6,896)	(486,769)	(86,601)	(705,065)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	27,600	-	27,600	(27,600)	(27,600)
Write off Project Development	-	-	-	-	27,600
Security Deposits	-	-	(7,589)	-	(7,589)
Purchase of Office Equipment	(2,248)	-	(12,201)	-	(12,202)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	25,352	-	7,810	(27,600)	(20,358)

	Three Months Ended 06/30/2011 (unaudited)	Three Months Ended 06/30/2010 (unaudited)	Six Months Ended 06/30/2011 (unaudited)	Six Months Ended 06/30/2010 (unaudited)	Cumulative Results From Inception 12/31/2007 Through 06/30/2011 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	-	-	5,567
Proceeds from Notes Payable	179,050	15,000	431,434	122,305	611,108
Stock Issued to Acquire NexPhase	-	-	2,700,000	-	2,700,000
Conversion of Notes Payable	117,860	-	118,000	-	136,716
Investment in Subsidiary - NexPhase	-	-	(2,700,000)	-	(2,700,000)
Payments on Note Payable	-	(2,750)	-	(2,750)	(11,750)
Repurchase Stock – Treasure Stock	-	-	(61,000)	-	(61,000)
Common Stock Issued – Consulting Agreement.	-	-	-	-	200,685
Common Stock Returned – Consulting Agreement	-	-	-	-	(84,000)

NET CASH FROM INVESTING ACTIVITIES	296,910	12,250	488,434	119,555	797,326

NET INCREASE (DECREASE) IN CASH	31,286	5,354	9,475	5,354	71,903

CASH AT BEGINNING OF PERIOD	55,559	-	77,370	-	14,942

CASH AT END OF PERIOD	86,845	5,354	86,845	5,354	86,845

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	-	-	-	-	-
Income Taxes Paid	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	$290,055

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
JUNE 30, 2011

	Common Stock	Common Stock	Additional Paid In		Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Treasury Stock	Stage	Deficit

Common Stock Issued Per Court Order Dec. 31, 2007	567,324	$567	$-	$-	$-	$567

Net Loss for the Year Ended Dec. 31, 2007	-	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	-	(225)	342

Common Stock Issued Per Court Order Jan. 15, 2008	1,000,000	1,000	-	-	-	1,000

Common Stock Issued For Cash Feb. 4, 2008	4,000,000	4,000	-	-	-	4,000

Net Loss for Year Ended Dec. 31, 2008	-	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	-	(4,000)	(3,775)

Common Stock Issued For Warrants Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-	-

Common Stock Issued For Compensation Sept. 23, 2009	35,851,505	35,852	71,703	-	-	107,555

Net Loss for the Year Ended Dec. 31, 2009	-	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132		(176,122)	(63,000)

Common Stock Issued For Conversion of Note Oct. 7, 2010	14,400,000	14,400	1,000	-	-	15,400

Common Stock Issued For Compensation Nov. 25, 2010	12,500,000	12,500	50,000	-	-	62,500

Common Stock Issued For Consulting Agrmt. Dec. 1, 2010	4,000,000	4,000	20,000	-	-	24,000

Common Stock Issued For Consulting Agrmt. Dec. 10 2010	16,000,000	16,000	80,000	-	-	96,000

Net Loss for the Year Ended Dec. 31, 2010	-	-	-	-	(601,619)	(601,619)

Balance, Dec. 31, 2010	116,890,258	116,890	194,132		(777,741)	(466,719)

Common Stock Issued For Acquisition of Subsidiary –NexPhase, Feb. 14, 2011	67,500,000	67,500	2,632,500	-	-	2,700,000

Common Stock Issued For Conversion of Note, Feb. 25, 2011	1,315,790	1,316	-	-	-	1,316

Common Stock Issued For Conversion of Note. Mar. 10,2011	4,000,000	4,000	-	-	-	4,000

Common Stock Issued For Consulting Services March 15, 2011	1,666,667	1,667	23,333	-	-	25,000

Common Stock Issued For Consulting Services March 17, 2011	100,000	100	1,250	-	-	1,350

Common Stock Issued For Conversion of Note, Mar. 23, 2011	2,032,521	2,033	10,467	-	-	12,500

Common Stock Issued For Consulting Services March 23, 2011	1,000,000	1,000	11,300	-	-	12,300

Common Stock Issued For Consulting Services March 23, 2011	1,250,000	1,250	14,125	-	-	15,375

Common Stock Issued For Consulting Services March 23, 2011	1,000,000	1,000	11,300	-	-	12,300

Common Stock Cancelled For Consulting Services March 31, 2011	(14,000,000)	(14,000)	(70,000)	-	-	(84,000)

Common Stock Re-Purchased By NexPhase Investors March 31, 2011	(244,000)	-	-	(61,000)	-	(61,000)

Net Loss for the Quarter Ended March 31, 2011	- -	-	-	-	(264,146)	(264,146)

Balance, March 31, 2011	182,511,236	182,756	2,828,407	(61,000)	(1,041,887)	1,908,276

Common Stock Issued For Consulting Agrmt. April 5, 2011	1,200,000	1,200	6,960	-	-	8,160

Common Stock Issued For Conversion of Note April 7, 2011	9,500,000	9,500	-	-	-	9,500

Common Stock Issued For Conversion of Note April 7, 2011	9,000,000	9,000	9,000	-	-	18,000

Common Stock Issued For Conversion of Note April 13, 2011	1,875,000	1,875	5,625	-	-	7,500

Common Stock Issued For Conversion of Note May 4, 2011	5,000,000	5,000	-	-	-	5,000

Common Stock Issued For Consulting Agrmt. May 23, 2011	1,000,000	1,000	-	-	-	1,000

Common Stock Issued For Conversion of Note May 23, 2011	10,500,000	10,500	-	-	-	10,500

Common Stock Issued For Conversion of Note May 26, 2011	3,076,924	3,077	6,923	-	-	10,000

Common Stock Issued For Consulting Services June 7, 2011	2,000,000	2,000	3,200	-	-	5,200

Common Stock Issued For Conversion of Note June 10, 2011	11,000,000	11,000	-	-	-	11,000

Common Stock Issued For Conversion of Note June 20, 2011	12,000,000	12,000	-	-	-	12,000

Common Stock Issued For Conversion of Note June 21, 2011	4,395,605	4,395	15,605	-	-	20,000

Net Loss for the Quarter Ended, June 30, 2011	-	-	-	-	(321,383)	(321,383)

Balance, June 30, 2011	253,058,765	$253,303	$22,875,720	$(61,000)	$(1,363,270)	$1,704,753

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated minor revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At June 30, 2011 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of June 30, 2011, the Company has generated minor revenues and has accumulated losses of $1,424,026 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2011 and 2010, the Company has no impaired carrying value of its intangible assets.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. For the three months and six months ended June 30, 2011 and 2010, there were no deferred revenues.

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

During the years ended June 30, 2011 and 2009, the Company recorded stock-based compensation expenses related to issuances of stock to the Company's employees, directors and consultants; in the amount of $0 and $107,555, respectively.

Recent Accounting Pronouncements

As of the date of these financial statements, management has considered and included all current standards through and including FASB ASU Update No. 2011-07 – Health Care Entities (Topic 954) and does not anticipate the retroactive application of any new accounting standard(s) to change the financial statements as currently presented.

3.	Project Development Cost

On January 15, 2010 the Company engaged an engineering firm to design, plan and supervise the development of proprietary “critical reactor” equipment to be used in environmentally friendly sewer and sludge conversion and used tire and plastic recovery. The initial cost of this project, in the amount of $27,600 was capitalized pending the results of the Company’s efforts to commercialize this technology. On June 30, 2011, Management determined that although the critical reactor project was commercially feasible, it was in the best interest of the company to commit all future funding to the NexPhase Lighting subsidiary.  Therefore, at June 30, 2011, the project development cost in the amount of $27,600 was written off.

4.	Notes Payable – Related Parties – Onteco

		2010	2009
●
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

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.
		2,149	-

●	On August 9, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on August 9, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

●	On August 25, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $4,000. Terms include simple interest at ten percent (10.0%), the note is due on August 25, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	4,000	-

●	On September 2, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on September 2, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

●	On October 13, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on October 13, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On November 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $19,600. Terms include simple interest at ten percent (10.0%), the note is due on November 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	19,600	-

●	On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on November 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

●	On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 9,300,000 unregistered common shares. No payments have been made on this note.	9,300	-

●	On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	-

●	On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $100,000. Terms include simple interest at ten percent (10.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	100,000	-

●	On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

●	On February 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $21,600. Terms include simple interest at ten percent (10.0%), the note is due on February 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	21,600	-

●	On March 1, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $60,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of June 30, 2011, a portion of the note in the amount of $29,000 has been converted to Common Stock.	31,000	-

●	On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,000	-

●	On March 8, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $105,000. Terms include simple interest at ten percent (10.0%), the note is due on March 8, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of June 30, 2011, a portion of the note in the amount of $90,500 has been converted to Common Stock.	14,500	-

●	On March 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on March 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

●	On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

●	On April 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on April 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On April 14, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $17,500. Terms include simple interest at ten percent (10.0%), the note is due on April 14, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	17,500	-

●	On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

●	On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	-

●	On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

●	On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	-

●	On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	-

●	On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

●	On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

●	On June 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on June 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 55,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 and premium interest of ten percent (10.0%) ($2,750), the note is due on June 30, 2012. On June 23, 2011, a payment in the amount of $2,750 was made on this note.	24,750	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 11,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 and premium interest of ten percent (10.0%) ($550), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 13,200 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 and premium interest of ten percent (10.0%) ($660), the note is due on June 30, 2012. No payments have been made on this note.	6,600	-

●	On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 11,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 and premium interest of ten percent (10.0%) ($550), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 40,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $20,000 and premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012. On June 21 2011, a payment in the amount of $2,200 was made on this note.	19,800	-

Subtotal Notes Payable – Related Parties - Onteco		398,299	-

Notes Payable – Related Parties – NexPhase

●
On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at ten percent (12.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 8, 2011, the Note was assigned to Onteco. As of June 30, 2011,  through a series of common stock conversions, the remaining balance of the note is $14,500.
		-	-

●
On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at ten percent (12.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 1, 2011, the Note was assigned to Onteco. Through June 30, 2011, a portion of the note in the amount of $29,000 has been converted to Common Stock.
		-	-

●	On November 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $70,000. Terms include simple interest at ten percent (12.0%), the note is due on November 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	70,000	-

●	On December 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on December 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On December 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at ten percent (12.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	40,000	-

●	On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (12.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

●	On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at ten percent (12.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	-

●	On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at ten percent (12.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,500	-

●	On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (12.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

●	On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On May 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at ten percent (12.0%), the note is due on May 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	30,000	-

●	On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (12.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

●	On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $16,000. Terms include simple interest at ten percent (12.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	16,000	-

●	On June 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at ten percent (12.0%), the note is due on June 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	-

Subtotal Notes Payable – Related Parties – NexPhase		320,500	-

Total Notes Payable – Related Parties		$718,799	$-

5.   Notes Payable – Third Parties – Onteco

		2010	2009
●	On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-

●	On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-

●	On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-

●	On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-

●	On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-

●	On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $57,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	57,000	-

●	On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	25,000	-

●	On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at ten percent (10.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	53,000	-

●	On June 30, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at ten percent (10.0%), the note is due on June 30, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	-

Total - Notes Payable – Third Parties - Onteco		$289,590	-

6.
Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer. Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000. The agreement expires on December 31, 2013.

During the three months and six months ended June 30, 2011 and 2010, the Company recorded executive compensation expenses to the Company's chief executive officer; $45,000 and $45,000 respectively. During the year ended December 31, 2010, the Company paid $22,000 resulting in an accrued employee compensation liability of $398,000.

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

•
On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authorized capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.  As of June 30, 2011 and June 30, 2010, there were a total of 182,511,236 and 69,990,258 common shares issued and outstanding, respectively.

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

On June 30, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase shares of Common Stock acquired in the NexPhase acquisition. Terms include principal and premium interest of ten percent (10.0%), the note is due on June 30, 2012.

9.	Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of June 30, 2011.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $1,424,026, which expire in 2025.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of June 30, 2011, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2011 and 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	3 Months Ended June 30, 2011	6 Months Ended June 30, 2011		Period From Inception on Dec. 31, 2007 Through June 30, 2011

Net Operating Losses Carried Forward	$321,383		$585,529	$1,363,270
Statutory Tax Rate	37.6%		37.6%	37.6%
Effective Tax Rate	-			-
Deferred Tax Asset	$121,000		220,000	$513,000
Valuation Allowance	$(121,000)		(220,000)	$(513,000)

Net Deferred Tax Asset	$-	$		$-

10.	Related Party Transactions

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

During the year ended June 30, 2011, the company executed a series of notes payable as reflected in the schedule presented in Note #4 and #5.

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

These financial statements were approved by management and were issued on August 15, 2011.  Subsequent events have been evaluated through this date and include the following:  Management reports no material subsequent events.

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

U.S. Patent

On February 10, 2011, we filed a patent application with the United States Patent, Trademark and Copyright Office (the “Patent”).  The Patent is a utility patent that covers our intelligent solution, We intend to make corresponding international, regional or national filings to pursue further patent protection. We also license and have cross-licensing arrangements with respect to third party technologies that are incorporated into some elements of our design activities, products and manufacturing processes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the period from inception (December 31, 2007) through June 30, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

STATEMENT OF OPERATIONS	Six Month Periods Ended June 30, 2011 and June 30, 2010		For the Period from December 29, 2003 (inception) to June 30, 2011

Revenue	$79,437	$-0-	$79,437
Cost of Goods Sold	36,010	-0-	36,010
Gross Profit	43,427	-0-	43,427

Expenses
General and administrative expenses	52,058	3,671	129,667
Stock-Based Compensation	118,012	-0-	290,055
Investor Relations	-0-	-0-	39,482
Occupancy-Headquarters	34,179	-0-	39,482
Officer Compensation	73,000	240,000	78,000
Professional Fees	64,253	11,175	104,205
Staff Compensation	202,670	-0-	547,670
Total Expenses	544,172	254,846	1,263,664

Operating Income (Loss)	(500,745)	(254,846)	(1,263,664)

Other Expenses
Loss on Disposition	$-0-	$-0-	$567
Write-off Amount Due from Others	-0-	1,000	1,000
Depreciation Expense	4,935	-0-	4,935
Interest Expense	52,249	9,755	65,504

Write-off Project Development	27,600	-0-	27,600
Total Other Expenses	145,539	10,755	160,362

Net Income (Loss)	(585,529)	(265,601)	(1,363,270)

	June 30, 2011	December 31, 2010
Total Assets	$3,174,529	$125,178
Total Liabilities	1,469,776	591,897
Total Stockholders’ Equity (Deficit)	1,704,753	(466,719)

RESULTS OF OPERATION

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was ($585,529) compared to a net loss of ($265,601) for the six month period ended June 30, 2010 (an increase of $319,928). During the six month period ended June 30, 2011, we generated total revenue in the amount of $79,437 resulting from the sale of our NexPhase lighting products. During the six month period ended June 30, 2011, our cost of goods sold was $36,010 resulting in a net profit of $43,427. During the six month period ended June 30, 2010, we did not generate any revenue from operations.

During the six month period ended June 30, 2011, we incurred expenses of $544,172 compared to expenses of $254,846 incurred during the six month period ended June 30, 2010 (an increase of $289,326). The expenses incurred during the six month period ended June 30, 2011 consisted of: (i) professional fees of $64,253 (2010: $11,175); (ii) general and administrative expenses of $52,058 (2010: $3,671); (iii) stock-based compensation of $118,012 (2010: $-0-); (iv) officer compensation of $73,000 (2010: $240,000); (v) staff compensation of $202,670 (2010: $-0-); and (vi) occupancy – headquarters of $34,179 ($-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, expenses increased resulting from an increase of $202,670 in staff compensation, $118,012 in stock-based compensation, $48,387 in general and administrative expenses and $53,078 in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Therefore, our operating loss incurred during the six month period ended June 30, 2011 was ($500,745) as compared to an operating loss incurred during the six month period ended June 30, 2010 of ($254,846).

Other expenses incurred during the six month period ended June 30, 2011 included: (i) interest expense of $52,249 (2010: $9,755); (ii) depreciation expense of $4,935 (2010: $-0-); (iwrite off amount due from other of $-0- (2010: $1,000); and (iv) write off – project development of $27,600 (2010: $-0-).

Therefore, our net loss and loss per share during the six month period ended June 30, 2011 was ($585,529) or $0.00 per share compared to a net loss and loss per share of ($265,601) or $0.01 per share during the six month period ended June 30, 2010. The weighted average number of shares outstanding was 139,182,321 for the six month period ended June 30, 2011 compared to 25,075,632 the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was ($321,384) compared to a net loss of ($48,896) for the three month period ended June 30, 2010 (an increase of $272,488). During the three month period ended June 30, 2011, we generated total revenue in the amount of $34,271 resulting from the sale of our NexPhase lighting products. During the three month period ended June 30, 2011, our cost of goods sold was $25,704 resulting in a net profit of $8,567. During the three month period ended June 30, 2010, we did not generate any revenue from operations.

During the three month period ended June 30, 2011, we incurred expenses of $273,873 compared to expenses of $48,896 incurred during the three month period ended June 30, 2010 (an increase of $224,977). The expenses incurred during the three month period ended June 30, 2011 consisted of: (i) professional fees of $27,698 (2010: $225); (ii) general and administrative expenses of $21,760 (2010: $3,671); (iii) officer compensation of $36,500 (2010: $45,000); (iv) staff compensation of $104,920 (2010: $-0-); (v) occupancy – headquarters of $19,161 ($-0-); and (vi) investor relations of $63,834 (2010: $-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, expenses increased resulting from an increase of $104,920 in staff compensation, $63,834 in investor relations, $18,089 in general and administrative expenses and $27,473 in professional fees.

Therefore, our operating loss incurred during the three month period ended June 30, 2011 was ($265,306) as compared to an operating loss incurred during the three month period ended June 30, 2010 of ($48,896).

Other expenses incurred during the three month period ended June 30, 2011 included: (i) interest expense of $25,956 (2010: $-0-); (ii) depreciation expense of $2,521 (2010: $-0-); and (iii) write off – project development of $27,600 (2010: $-0-).

Therefore, our net loss and loss per share during the three month period ended June 30, 2011 was ($321,383) or $0.00 per share compared to a net loss and loss per share of ($48,896) or $0.00 per share during the three month period ended June 30, 2010. The weighted average number of shares outstanding was 147,511,230 for the three month period ended June 30, 2011 compared to 25,075,632 the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As of June 30, 2011, our current assets were $132,386 and our current liabilities were $1,469,776, which resulted in a working capital deficit of $1,337,390. As of June 30, 2011, current assets were comprised of: (i) $86,845 in cash; (ii) $37,500 accounts receivable; (iii) $7,500 in shop supplies; and (iv) $541 in prepaid expenses. As of June 30, 2011, current liabilities were comprised of: (i) $3,531 in accounts payable; (ii) $57,178 in accrued interest; (iii) $398,000 in accrued employee compensation; (iv) $718,799 in notes payable – third parties; (v) $289,590 in notes payable – third parties; and (vi) $2,678 in sales tax payable.

As of June 30, 2011, our total assets of $3,174,529 were comprised of: (i) $132,386 in current assets; (ii) $41,827 in fixed assets of net property and equipment; (iii) $11,709 in security deposits; and (iv) $2,988,607 in valuation of investment in NexPhase as our wholly-owned subsidiary. As of June 30, 2011, our total liabilities of $1,469,776 were comprised of current liabilities.

Stockholders’ equity (deficit) decreased from ($466,719) for fiscal year ended December 31, 2010 to $1,704,753 for the six month period ended June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used by operations was ($486,769). Net cash flows used in operating activities for the six month period ended June 30, 2011 consisted of a net loss of ($585,529) adjusted by $4,935 in depreciation. Net cash flows used by operating activities was further changed by a decrease of: (i) $242,254 due from NexPhase; (ii) $37,500 in accounts receivable; and (iii) $541 in prepaid insurance; and (iv) $7,500 in shop supplies. Net cash flows used by operating activities was further changed by an increase of: (i) $242,254 due to us; (ii) $45,645 in accrued interest; (ii) $2,678 in sales tax payable; (iii) $90,000 in accrued employee compensation; and (iv) $1,043 in accounts payable.

Cash Flows from Investing Activities

For the six month period ended June 30, 2011, net cash flows provided by investing activities was $7,810 consisting of $27,000 in project development costs, which was offset by $7,589 in security deposits and $12,201 in purchase of office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2011, net cash flows provided from financing activities was $488,434 consisting of $431,434 in proceeds from note payable, $2,700,000 from stock issued to acquire NexPhase, and $118,000 in conversion on notes payable, which was offset by ($2,700,000) in investment in our subsidiary NexPhase and ($61,000) in repurchase of shares of our common stock.

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

On December 15, 2010, we entered into a convertible promissory demand note with S & E Capital LLC in the amount of $7,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 15, 2011.  No payments have been made on this note.

On December 23, 2010, we entered into a convertible promissory demand note with D & D Capital Inc. in the amount of $100,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2011.  No payments have been made on this note.

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

On April 11, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 11, 2012. No payments have been made on this note.

On April 14, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $17,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 14, 2012.  No payments have been made on this note.

On April 18, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $1,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 18, 2012.  No payments have been made on this note.

On April 18, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 18, 2012.  No payments have been made on this note.

On April 21, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 21, 2012.  No payments have been made on this note.

On April 27, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 27, 2012.  No payments have been made on this note.

On April 28, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 28, 2012.  No payments have been made on this note.

On May 9, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $53,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 9, 2012.  No payments have been made on this note.

On May 16, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 16, 2012.  No payments have been made on this note.

On May 24, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $30,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 24, 2012.  No payments have been made on this note.

On June 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 1, 2012.  No payments have been made on this note.

On June 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 1, 2012.  No payments have been made on this note.

On June 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 10, 2012.  No payments have been made on this note.

On June 20, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 20, 2012.  No payments have been made on this note.

On June 20, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $16,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 20, 2012.  No payments have been made on this note.

On June 23, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $50,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 23, 2012.  No payments have been made on this note.

On June 24, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 24, 2012.  No payments have been made on this note.

Stock Repurchase Agreements

On June 30, 2011, we entered into five separate stock repurchase agreements with those certain NexPhase investors to repurchase an aggregate of 124,300 shares of common stock acquired in the NexPhase acquisition. The terms of the stock repurchase agreement include principal and premium interest of 10%. The notes are due June 30, 2012.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2011. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2010; and (iv) a lack of segregation of duties within accounting functions.

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

No report required.

ITEM 6. EXHIBITS

The folowing exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment as filed with the Nevada Secretary of State on July 22, 2010. (2)
3.1.3	Certificate of Amendment (2) as filed with the Nevada Secretary of State on January 19,, 2011 (3) .
3.2	Bylaws (1)
10.1	Share Exchange Agreement between InfoSpi Inc., NexPhase Lighting Inc. and the shareholders of NexPhase Lighting Inc. dated February 14, 2011. (4)
10.2	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase Lighting Inc. (5)
16. 1	Letter from Cornell, Beale and Leigh, LLC dated December 14, 2010. (6)
16.2	Letter from Randall N. Drake, CPA, dated January 5, 2011 regarding confirmation of Section 4.02(b)(3). (7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

ONTECO CORPORATION

Dated: August 22, 2011	By:	/s/ Dror Svorai
Dror Svorai,
Chief Executive Officer

Dated: August 22, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer