Form 10-Q/A
period 2011-06-30
Onteco Corp
filed 2011-09-15
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 1)

FORM 10-Q /A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to NeuLion, Inc.s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the Form 10-Q), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

ONTECO CORPORATION

Dated: August 23, 2011	By:	/s/ Dror Svorai
Dror Svorai,
Chief Executive Officer

Dated: August 23, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer