Form 10-Q/A
period 2011-06-30
Onteco Corp
filed 2011-09-15
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 2 )

FORM 10-Q/A

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

EXPLANATORY NOTE

The  purpose of this Amendment No. 2 to Onteco Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22 , 2011 (the Form 10-Q), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).   This amendment is also being filed due to an incorrect reference to a different issuer in our explanatory note contained in our Amendment No. 1 of the 10-Q/A.

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ONTECO CORPORATION

Dated: September 15, 2011	By:	/s/ Dror Svorai
Dror Svorai,
Chief Executive Officer

Dated: September 15, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer