Form 10-Q
period 2011-09-30
Onteco Corp
filed 2011-11-17
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2011
Common Stock, $0.001	373,014,903

ONTECO CORPORATION
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

ONTECO CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS

Current assets:
Cash in banks	$84,181	$62,428
Due from NexPhase Lighting	-	35,150
Accounts receivable	143,103	-
Inventories	52,851	-
Project development costs	-	27,600
Prepaid expenses	541	-

Total current assets	280,676	125,178

Fixed assets:
Property and equipment, net	42,933	-

Other assets:
Security deposits	11,709	-
Intellectual property	2,988,607	-

Total other assets	3,000,316	-

Total assets	$3,323,925	$125,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$33,349	$1,942
Accrued interest	77,829	-
Accrued employee compensation	443,000	308,000
Sales tax payable	2,678	-
Notes payable, non-affiliated related parties	753,845	224,855
Notes payable, third parties	304,590	57,100
Total current liabilities	1,615,291	591,897

Other liabilities	-	-

Total liabilities	1,615,291	591,897

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 100,000,000 shares authorized, no shares issued
and outstanding at September 30, 2011 and December 31, 2010, respectively		-
Common stock $.001 par value 750,000,000 and 350,000,000 shares authorized,	-
373,014,903 and 116,890,258 shares issued and 372,770,903 and 116,890,258
shares outstanding at September 30, 2011 and December 31, 2010, respectively	373,015	116,890
Additional paid-in capital	2,902,008	194,132
Treasury stock, at cost (244,000 shares)	(61,000)	-
Deficit accumulated during the development stage	(1,505,389)	(777,741)
Total stockholders' equity (deficit)	1,708,634	(466,719)

Total liabilities and stockholders' equity (deficit)	$3,323,925	$125,178

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					For the Period
					December 31, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$203,024	$-	$282,461	$-	$282,461

Cost of goods sold	219	-	36,229		36,229

Gross profit	202,805	-	246,232	-	246,232

Operating expenses:
General and administrative	47,454	9,115	99,512	12,786	177,122
Investor relations	27,500	-	145,512	-	145,512
Occupancy - Headquarters	19,367	-	53,546	-	58,848
Officer compensation	42,176	45,000	115,176	285,000	450,176
Professional fees	33,580	1,988	97,833	13,163	137,785
Staff compensation	150,229	12,000	352,899	12,000	367,899
Stock-based compensation	-	-	-	-	290,055
Depreciation	7,402	-	7,402	-	7,402
Total operating expenses	327,708	68,103	871,880	322,949	1,634,799

Loss from operations	(124,903)	(68,103)	(625,648)	(322,949)	(1,388,567)

Other expenses:
Loss on dispotion of assets	-	-	-		567
Interest expense	22,151	1,900	74,400	11,655	87,655
Write-off of project development costs	-	-	27,600		27,600
Write-off of amount due from other	-	-	-	1,000	1,000
Total other expenses	22,151	1,900	102,000	12,655	116,822

Net loss	$(147,054)	$(70,003)	$(727,648)	$(335,604)	$(1,505,389)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
oustanding during the period -
Basic and diluted	290,678,921	29,199,530	221,345,251	29,199,530

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			December 31, 2007
	For the Nine Months Ended		(Inception of Development Stage) to
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash flows used in operating activities:
Net loss	$(727,648)	$(335,604)	$(1,505,389)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,402	-	7,402
Stock-based compensation	-	-	170,055
Stock issued for services	80,685	-	200,685
Cancellation of stock issued for services	(84,000)	-	(84,000)
Write-off of project development costs	27,600	-	27,600
Write-off of amounts due to others	-	1,000	-
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	62,295	-	62,295
Interest accrued on notes payable, third parties	12,105	-	12,105
Changes in operating assets and liabilities:
Due from NexPhase Lighting	35,150	-	-
Accounts Receivable	(143,103)	-	(143,103)
Inventories	(52,851)	-	(52,851)
Prepaid expenses	(541)	-	(541)
Security deposits	(7,589)	-	(7,589)
Accounts payable	30,858	5,000	32,800
Accrued expenses	-	(59,000)	-
Sales tax payable	2,678	-	2,678
Accrued compensation	135,000	263,000	443,000
Net cash used in operating activities	(621,959)	(125,604)	(834,286)

Cash flows used in investing activities:
Net cash received from acquisition	14,942	-	14,942
Purchase of property and equipment	(15,775)		(16,342)
Project development costs	-	(27,600)	(27,600)
Net cash used in investing activities	(833)	(27,600)	(29,000)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	400,450	166,955	652,455
Payments on notes payable, non-affiliated related parties	(14,905)	(9,000)	(26,655)
Proceeds from issuance of notes payable, third parties	259,000	-	316,100
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	644,545	157,955	947,467

Net increase (decrease) in cash	21,753	4,751	84,181

Cash at beginning of period	62,428	-	-

Cash at end of period	$84,181	$4,751	$84,181

Continued

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			December 31, 2007
			(Inception of
	For the Nine Months Ended		Development Stage) to
	September 30,	September 30,	September 30,
	2011	2010	2011

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Net assets acquired in acquisition of NexPhase Lighting	$(2,700,000)	$-	$(2,700,000)
Common stock issued	67,500	-	67,500
Additional paid in capital on stock issued	2,632,500	-	2,632,500

Conversion of note payable, related parties to common stock	(156,316)	-	(171,716)
Conversion of accrued interest, related parties to common stock	(500)		(500)
Common stock issued	147,816	-	163,216
Additional paid in capital on stock issued	9,000	-	9,000

Conversion of note payable, third parties to common stock	(109,000)	-	(109,000)
Conversion of accrued interest, third parties to common stock	(1,500)	-	(1,500)
Common stock issued	45,592	-	45,592
Additional paid in capital on stock issued	64,908	-	64,908

244,000 shares of stock acquired and placed in treasury	(61,000)	-	(61,000)
Issuance of notes payable to former investors in NexPhase	61,000	-	61,000

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from December 31, 2007 (Inception) to September 30, 2011
(unaudited)

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Treasury	development	stockholders'
	Shares	Amount	capital	stock	stage	equity (deficit)

Common stock issued per Court Order Dec. 31, 2007	567,324	$567	$-	$-	$-	$567

Net loss for the year ended December 31, 2007	-	-	-	-	(225)	(225)

Balance, December 31, 2007	567,324	567	-	-	(225)	342

Common stock issued per Court Order Jan. 15, 2008	1,000,000	1,000	-	-	-	1,000

Common stock issued for cash	4,000,000	4,000	-	-	-	4,000

Net loss for the year ended December 31, 2008	-	-	-	-	(3,775)	(3,775)

Balance, December 31, 2008	5,567,324	5,567	-	-	(4,000)	1,567

Common stock issued for warrants	28,571,429	28,571	(28,571)	-	-	-

Common stock issued for compensation	35,851,505	35,852	71,703	-	-	107,555

Net loss for the year ended December 31, 2009	-	-	-	-	(172,122)	(172,122)

Balance, December 31, 2009	69,990,258	69,990	43,132	-	(176,122)	(63,000)

Common stock issued for conversion of notes payable to non-affiliated related parties	14,400,000	14,400	1,000	-	-	15,400

Common stock issued for compensation	12,500,000	12,500	50,000	-	-	62,500

Common stock issued for consulting services	20,000,000	20,000	100,000	-	-	120,000

Net loss for the year ended December 31, 2010	-	-	-	-	(601,619)	(601,619)

Balance, December 31, 2010	116,890,258	$116,890	$194,132	$-	$(777,741)	$(466,719)

Continued

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (Continued)
For the period from December 31, 2007 (Inception) to September 30, 2011
(unaudited)

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Treasury	exploration	stockholders'
	Shares	Amount	capital	stock	stage	equity (deficit)

Balance, December 31, 2010	116,890,258	$116,890	$194,132	$-	$(777,741)	$(466,719)

Common stock issued for acquisition of subsidiary –NexPhase	67,500,000	67,500	2,632,500	-	-	2,700,000

Common stock issued for conversion of notes payable to non-affiliated related parties	147,815,790	147,816	9,000	-	-	156,816

Common stock issued for conversion of notes payable to third parties	45,592,188	45,592	64,908	-	-	110,500

Common stock issued for consulting services	9,216,667	9,217	71,468	-	-	80,685

Common stock returned for cancelled consulting services	(14,000,000)	(14,000)	(70,000)	-	-	(84,000)

Common stock re-purchased from NexPhase investors	(244,000)	-	-	(61,000)	-	(61,000)

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	-	(727,648)	(727,648)

Balance, September 30, 2011 (unaudited)	372,770,903	$373,015	$2,902,008	$(61,000)	$(1,505,389)	$1,708,634

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

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

At that time, management believed the Company lacked the resources to effectively market its services on its own and therefore engaged in a search for a merger or acquisition partner with the resources to either develop this business or enter another line of business which will bring value to the Issuer's shareholders.

The Company was founded to develop innovative, practical and cost-effective solutions to some of the most significant environmental challenges facing industries and governments around the world. Additionally, these solutions must show promise of generating profits for the company. Specifically the company has determined that one industry that meets both of the above-mentioned prongs of criteria is the Energy Saving Lighting Industry.

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the February 14, 2011, NexPhase has become a wholly-owned subsidiary of the Company.

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with our 2010 annual financial statements included in our Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 6, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $727,648 for the nine months ended September 30, 2011 and has incurred cumulative losses since inception of $1,505,389.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to its deferred income tax asset valuation allowances.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $0 for the three and nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $0 and $0, respectively.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure to its customers.

Inventories

Inventories are stated at the lower of cost or market (“LCM”). The Company uses the first-in-first-out (“FIFO”) method of valuing inventory. Inventory consists primarily of finished goods and accessories for resale.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from 5 years to 7 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Depreciation expense was $2,467 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $7,402 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options”, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740. “Accounting for Income Taxes” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently exacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.   There were no potentially dilutive shares as of September 30, 2011 and 2010.

Accounting for Obligations and Instruments Potentially to be settled in the Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with ASC 815 “Accounting for Derivative Financial Instruments”. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At September 30, 2011 and 2010, the Company has no impaired carrying value of its intangible assets.

Fair Value Accounting

On October 1, 2010, we adopted ASC 820, “Fair Value Measurements.” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  ASC 820 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of ASC 820 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flow.

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

During the nine months ended September 30, 2011 and 2010, the Company recorded no stock-based compensation expenses related to issuances of stock to the Company's employees, directors and consultants.

Accounting Standards Codification

The FASB’s Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications

Certain items on the 2010 consolidated statement of cash flows and statement of stockholders’ equity (deficit) have been reclassified to conform to current period presentation.

Development Stage Company

Since its formation of December 31, 2007, the Company became a “development stage company” as defined in ASC Topic 915 “Development Stage Entities”.  To date, the Company's planned principal operations have not fully commenced.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these financial statements were issued.

Note 3 – Project Development Costs

On January 15, 2010 the Company engaged an engineering firm to design, plan and supervise the development of proprietary “critical reactor” equipment to be used in environmentally friendly sewer and sludge conversion and used tire and plastic recovery. The initial cost of this project, in the amount of $27,600 was capitalized pending the results of the Company’s efforts to commercialize this technology. On June 30, 2011, Management determined that although the critical reactor project was commercially feasible, it was in the best interest of the company to commit all future funding to the NexPhase Lighting subsidiary.  Therefore, on June 30, 2011, the project development cost in the amount of $27,600 was written off.

Note 4 – Notes Payable – Non-affiliated Related Parties

	September 30,	December 31,
	2011	2010
Notes Payable -- Related Parties - Onteco

On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows:

The note was assigned from the web designer to a non-affiliated related party investment firm.  The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.
	$2,149	$-

On August 9, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	5,000	5,000

On August 25, 2010 the Company entered into a convertible promissory note with an investor in the amount of $4,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	4,000	4,000

On September 2, 2010 the Company entered into a convertible promissory note with an investor in the amount of $20,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	20,000	20,000

On October 13, 2010 the Company entered into a convertible promissory note with an investor in the amount of $3,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	3,000	3,000

On November 4, 2010 the Company entered into a convertible promissory note with an investor in the amount of $19,600. The note is payable on demand, includes bonus interest of $1,600, has no due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	19,600	19,600

	September 30,	December 31,
	2011	2010

On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include bonus interest of $500, the note is payable on demancd and is convertible at a rate of $0.001 per share. No payments have been made on this note.	5,500	5,500

On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	9,300	9,300

On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	7,500

On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $100,000. Terms include simple interest at ten percent (10.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. As of September 30, 2011, a portion of the note in the amount of $55,500 has been converted to Common Stock.	44,500	100,000

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

On February 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $21,600. Terms include simple interest at ten percent (10.0%), the note is due on February 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	21,600	-

	2011	2010

On March 1, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $60,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $49,000 has been converted to Common Stock.	11,000	-

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,000	-

On March 8, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $105,000. Terms include simple interest at ten percent (10.0%), the note is due on March 8, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. As of September 30, 2011, a portion of the note in the amount of $100,500 has been converted to Common Stock.	4,500	-

On March 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on March 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

	September 30,	December 31,
	2011	2010

On April 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on April 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

On April 14, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $17,500. Terms include simple interest at ten percent (10.0%), the note is due on April 14, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	17,500	-

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	-

On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	-

	September 30,	December 31,
	2011	2010

On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	-

On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

On June 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on June 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	-

	September 30,	December 31,
	2011	2010

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	15,000	-

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	20,000	-

On August 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on August 18, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,500	-

On September 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 13, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	6,000	-

On September 22, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on September 22, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,000	-

On September 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on September 28, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	-

	September 30,	December 31,
	2011	2010

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 100,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 including premium interest of ten percent (10.0%) ($2,500), the note is due on June 30, 2012. Payments totaling $7,453 have been made on this note as of September 30, 2011.	20,048	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. Payments totaling $1,490 have been made on this note as of September 30, 2011.	4,010	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 24,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 including premium interest of ten percent (10.0%) ($600), the note is due on June 30, 2012. No payments have been made on this note.	6,600	-

On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 80,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $22,000 including premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012. On June 21 2011, a payment in the amount of $2,200 was made on this note. Payments totaling $5,962 have been made on this note as of September 30, 2011.	16,038	-

Subtotal Notes Payable -- Related Parties - Onteco	349,345	173,900

	September 30,	December 31,
	2011	2010
Notes Payable -- Related Parties - NexPhase

On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 8, 2011, the Note was assigned to Onteco. As of June 30, 2011, through a series of common stock conversions, the remaining balance of the note is $14,500.
	-	-

On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 1, 2011, the Note was assigned to Onteco. Through June 30, 2011, a portion of the note in the amount of $29,000 has been converted to Common Stock.
	-	-

On November 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $70,000. Terms include simple interest at twelve percent (12.0%), the note is due on November 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	70,000	-

On December 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

On December 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	40,000	-

	September 30,	December 31,
	2011	2010

On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	-

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at twelve percent (12.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,500	-

On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at twelve percent (12.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

	September 30,	December 31,
	2011	2010

On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

On May 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	30,000	-

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $16,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	16,000	-

On June 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	-

On July 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $14,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 13, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	14,000	-

	September 30,	December 31,
	2011	2010

On July 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 27, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

On August 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 1, 2012 and is convertible at the option of the holder at a price of $0.001.	40,000	-

On August 30, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 30, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

On August 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 31, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

Subtotal Notes Payable -- Related Parties -- NexPhase	404,500	-

Total Notes Payable -- Related Parties	$753,845	$173,900

Note 5 – Notes Payable – Third Parties

	September 30,	December 31,
	2011	2010

On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$53,150

On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	8,580

On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	30,360

On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows:

The note was assigned from the web designer to a non-affiliated related party investment firm.  The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.
	-	3,465

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	10,000

	September 30,	December 31,
	2011	2010

On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	2,500

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at eight percent (8.0%), the note is due on December 5, 2011 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $34,000 has been converted to Common Stock.	26,000	-

On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of September 30, 2011, the note of $25,000 has been converted to Common Stock.	-	-

On April 28 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $56,000. Terms include simple interest at eight percent (8.0%), the note is due on January 31 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	56,000	-

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at eight percent (8.0%), the note is due on March 22, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	53,000	-

On August 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on April 24, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

	September 30,	December 31,
	2011	2010

On September 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at eight percent (8.0%), the note is due on June 6, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	-

Total - Notes Payable -- Third Parties	$304,590	$108,055

Note 6 – Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer. Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000. The agreement expires on December 31, 2013.

During the three months and nine months ended September 30, 2011 and 2010, the Company recorded executive compensation expenses to the Company's chief executive officer; $45,000 and $135,000 respectively. During the year ended December 31, 2010, the Company paid $22,000 resulting in an accrued employee compensation liability of $443,000 at September 30, 2010.

On November 25, 2010, effective with the change in control, the chief executive officer resigned. The executive compensation agreement remains in effect through December 31, 2013.

Note 7 – Executive Office Lease

On January 1, 2011, we entered into a three-year office building lease for our corporate headquarters located in Aventura, Florida. The lease terms include: (i) monthly rent commencing on February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.  Future annual lease payments over the term of the lease are as follows:

2011 (remainder)	$12,066
2012	$48,264
2013	$48,264
2014	$ 3,794

Note 8 – Stockholders’ Equity (Deficit) and Common Stock

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

As of June September 30, 2011 and December 31, 2010, there were a total of 373,014,903 and 116,890,258 common shares issued and 372,770,903 and 116,890,258 outstanding, respectively.

The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:  On December 12, 2007, the Court ordered the distribution of shares in the Company to all general unsecured creditors of Arrin Systems, Inc.  ("Arrin"), with these creditors to receive one share in InfoSpi for each $2.94 of Arrin’s debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2007.

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $0.001 per share, which is their par value.

The Court also ordered the distribution of shares and warrants in the Company to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants.

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

On October 7, 2010, the Board of Directors approved the issuance of 14,400,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 19, 2010 in the amount of $15,400 including bonus interest. In accordance with the terms of the note, the shares were issued at $0.001 per share.

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

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which have been cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us.

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.

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

On February 25, 2011, the Board of Directors approved the issuance of 1,315,790 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 10, 2010 in the amount of $1,316. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 10, 2011, the Board of Directors approved the issuance of 4,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 15, 2011, we entered into a consulting agreement with Kodial Capital (“Kodial”). In accordance with the terms and provisions of the agreement: (i) Kodial shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Kodial 1,666,667 shares of our restricted common stock.

On March 17, 2011, we entered into a consulting agreement with Tracy Clinton (“Clinton”). In accordance with the terms and provisions of the agreement: (i) Clinton shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Clinton 100,000 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Eric Weinberger (“Weinberger”). In accordance with the terms and provisions of the agreement: (i) Weinberger shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Weinberger 1,000,000 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Dominick Falso (“Falso”). In accordance with the terms and provisions of the agreement: (i) Falso shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Faslo 1,250,000 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Michael Zoyes (“Zoyes”). In accordance with the terms and provisions of the agreement: (i) Zoyes shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Zoyes 1,000,000 shares of our restricted common stock.

On March 23, 2011, the Board of Directors approved the issuance of 2,032,521 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $0.006 per share.

On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2001 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

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

On March 31, 2011 the Company entered into a stock repurchase agreement with five NexPhase investors to repurchase 244,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal and premium interest of ten percent (10.0%), the note is due on June 30, 2012.
On April 5, 2011, we entered into a consulting agreement with Virmmac, LLC (“Virmmac”). In accordance with the terms and provisions of the agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 1,200,000 shares of our restricted common stock.

On April 7, 2011, the Board of Directors approved the issuance of 9,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $9,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On April 7, 2011, the Board of Directors approved the issuance of 9,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $18,000. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On April 13, 2011, the Board of Directors approved the issuance of 1,875,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $7,500. In accordance with the terms of the note, the shares were issued at $0.004 per share.

On May 4, 2011, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 23 2011, we entered into a consulting agreement with Charles Neustein (“Neustein”). In accordance with the terms and provisions of the agreement: (i) Neustein shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Neustein 1,000,000 shares of our restricted common stock.

On May 23, 2011, the Board of Directors approved the issuance of 10,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $10,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 26, 2011, the Board of Directors approved the issuance of 3,076,924 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.003 per share.

On June 7, 2011, we entered into a consulting agreement with Virmmac, LLC (“Virmmac”). In accordance with the terms and provisions of the agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 2,000,000 shares of our restricted common stock.

On June 10, 2011, the Board of Directors approved the issuance of 11,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On June 20, 2011, the Board of Directors approved the issuance of 12,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On June 21, 2011, the Board of Directors approved the issuance of 4,395,605 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $20,000. In accordance with the terms of the note, the shares were issued at $0.0045 per share.

On July 20, 2011, the Board of Directors approved the issuance of 10,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On August 23, 2011, the Board of Directors approved the issuance of 10,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On August 23, 2011, the Board of Directors approved the issuance of 10,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On August 23, 2011, the Board of Directors approved the issuance of 4,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On August 24, 2011, the Board of Directors approved the issuance of 9,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On September 1, 2011, the Board of Directors approved the issuance of 15,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $15,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On September 3, 2011, the Board of Directors approved the issuance of 11,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On September 8, 2011, the Board of Directors approved the issuance of 14,449,292 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $26,500. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On September 12, 2011, the Board of Directors approved the issuance of 16,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $16,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On September 15, 2011, the Board of Directors approved the issuance of 5,217,391 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On September 21, 2011, the Board of Directors approved the issuance of 4,545,455 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On September 27, 2011, the Board of Directors approved the issuance of 10,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.0012 per share.

Note 9 – Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of September 30, 2011.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $1,505,389, which expire in 2025.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of September 30, 2011, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2011 and 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

			For the Period
			December 31, 2007
			(Inception) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011

Net operating losses carried forward	$727,648	$335,604	$1,505,389
Statutory tax rate	37.6%	37.6%	37.6%
Effective tax rate	-	-	-
Deferred tax asset	274,000	126,000	566,000
Change in valuation allowance	(274,000)	(126,000)	(566,000)

Actual tax expense	$-	$-	$-

Note 10 – Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 11 – Commitments and Contingencies

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

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the company executed a series of notes payable as reflected in the schedule presented in Note #4 and #5.

Note 12 – Consulting Agreement

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

Note 13 – Subsequent Events

On October 14, 2011, the Board of Directors approved the issuance of 12,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.0008 per share.

On October 20, 2011, the Board of Directors approved the issuance of 10,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $8,000. In accordance with the terms of the note, the shares were issued at $0.0008 per share.

On October 28, 2011, the Board of Directors approved the issuance of 9,375,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $7,500. In accordance with the terms of the note, the shares were issued at $0.0008 per share.

Effective October 31, 2011, the Board of Directors of the Company authorized the issuance of an aggregate 150,000 shares of Series A Preferred stock and an aggregate 70,000,000 shares of restricted common stock to Dror Svorai, its President/Chief Executive Officer and a member of the Board of Directors (“Svorai”). The Board of Directors had previously authorized the creation of 1,000,000 shares of preferred stock from the Corporation’s authorized capital. The Board of Directors further designated and authorized the issuance 150,000 shares of Series A Preferred Stock and 70,000,000 shares of common stock to Svorai for the period November 24, 2010 through November 23, 2011 based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Svorai and his continuous dedication and loyalty to the Company.

The shares of Series A Preferred stock carry certain rights and preferences, including voting rights consisting of ten thousand votes for each one shares of Series A Preferred stock. The shares of Series A preferred stock are convertible into shares of common stock on a one-to-one thousand share basis.

On November 4, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “November 2011 Amendment”). The November 2011 Amendment was filed with the Nevada Secretary of State on November 4, 2011 increasing our authorized capital from 750,000,000 shares of common stock to 2,000,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

On November 4, 2011, the Board of Directors approved the issuance of 3,918,919 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $500. In accordance with the terms of the note, the shares were issued at $0.00074 per share.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

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

RECENT DEVELOPMENTS

Certificate of Amendment – Increase in Authorized Common Stock

On November 4, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “November 2011 Amendment”). The November 2011 Amendment was filed with the Nevada Secretary of State on November 14, 2011 increasing our authorized capital from 750,000 shares of common stock to 2,000,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

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

Certificate of Amendment to Articles of Incorporation

On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “January 2011 Amendment”). The January 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the period from inception (December 31, 2007) through September 30, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

STATEMENT OF OPERATIONS	Nine Month Periods Ended September 30, 2011 and June 30, 2010		For the Period from December 29, 2003 (inception) to September 30, 2011

Revenue	$282,461	$-0-	$282,461
Cost of Goods Sold	36,229	-0-	36,229
Gross Profit	246,232	-0-	246,232

Expenses
General and administrative expenses	99,512	12,786	177,122
Stock-Based Compensation	-0-	-0-	290,055
Investor Relations	145,512	-0-	145,512
Occupancy-Headquarters	53,546	-0-	58,848
Officer Compensation	115,176	285,000	450,176
Professional Fees	97,833	13,163	137,785
Staff Compensation	352,899	12,000	367,899
Total Expenses	864,478	322,949	1,627,397

Operating Income (Loss)	(618,246)	(322,949)	(1,381,165)

Other Expenses
Loss on Disposition of Asset	$-0-	$-0-	$567
Write-off Amount Due from Others	-0-	1,000	1,000
Depreciation	7,402	-0-	7,402
Interest Expense	74,400	11,655	87,655
Write-off Project Development	27,600	-0-	27,600
Total Other Expenses	109,402	12,655	124,224

Net Income (Loss)	(727,648)	(335,604)	(1,505,389)

BALANCE SHEET DATA	September 30, 2011	December 31, 2010
Total Assets	$3,323,9215	$125,178
Total Liabilities	1,615,291	591,897
Total Stockholders’ Equity (Deficit)	1,708,634	(466,719)

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010.

Our net loss for the nine month period ended September 30, 2011 was ($727,648) compared to a net loss of ($335,604) for the nine month period ended September 30, 2010 (an increase of $392,044). During the nine month period ended September 30, 2011, we generated total revenue in the amount of $282,461 resulting from the sale of our NexPhase lighting products. During the nine month period ended September 30, 2011, our cost of goods sold was $36,229 resulting in a net profit of $246,232. During the nine month period ended September 30, 2010, we did not generate any revenue from operations.

During the nine month period ended September 30, 2011, we incurred operating expenses of $864,478 compared to operating expenses of $322,949 incurred during the nine month period ended September 30, 2010 (an increase of $541,529). The operating expenses incurred during the nine month period ended September 30, 2011 consisted of: (i) professional fees of $97,833 (2010: $13,163); (ii) general and administrative expenses of $99,512 (2010: $12,786); (iii) officer compensation of $115,176 (2010: $285,000); (iv) staff compensation of $352,899 (2010: $12,000); (v) occupancy – headquarters of $53,546 ($-0-); and (vi) investor relations of $145,512 (2010: $-0-). Our operating expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, operating expenses increased resulting from an increase of $340,899 in staff compensation, $145,512 in investor relations, $53,546 in occupancy-headquarters, $86,726 in general and administrative expenses and $84,670 in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Therefore, our operating loss incurred during the nine month period ended September 30, 2011 was ($618,246) as compared to an operating loss incurred during the nine month period ended September 30, 2010 of ($322,949).

Other expenses incurred during the nine month period ended September 30, 2011 included: (i) interest expense of $74,400 (2010: $11,655); (ii) depreciation of $7,402 (2010: $-0-); (iii) write off of amount due from other of $-0- (2010: $1,000); and (iv) write off – project development of $27,600 (2010: $-0-).

Therefore, our net loss and loss per share during the nine month period ended September 30, 2011 was ($727,648) or $0.00 per share compared to a net loss and loss per share of ($335,604) or ($0.01) per share during the nine month period ended September 30, 2010. The weighted average number of shares outstanding was 221,326,936 for the nine month period ended September 30, 2011 compared to 29,199,530 for the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Our net loss for the three month period ended September 30, 2011 was ($142,119) compared to a net loss of ($70,003) for the three month period ended September 30, 2010 (an increase of $72,116). During the three month period ended September 30, 2011, we generated total revenue in the amount of $203,024 resulting from the sale of our NexPhase lighting products. During the three month period ended September 30, 2011, our cost of goods sold was $219 resulting in a net profit of $202,805. During the three month period ended September 30, 2010, we did not generate any revenue from operations.

During the three month period ended September 30, 2011, we incurred operating expenses of $320,306 compared to operating expenses of $68,103 incurred during the three month period ended September 30, 2010 (an increase of $252,203). The operating expenses incurred during the three month period ended September 30, 2011 consisted of: (i) professional fees of $33,580 (2010: $1,988); (ii) general and administrative expenses of $47,454 (2010: $9,115); (iii) officer compensation of $42,176 (2010: $45,000); (iv) staff compensation of $150,229 (2010: $12,000); (v) occupancy – headquarters of $19,367 ($-0-); and (vi) investor relations of $27,500 (2010: $-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, operating expenses increased resulting from an increase of $138,229 in staff compensation, $27,500 in investor relations, $38,339 in general and administrative expenses, $19,367 in occupancy - headquarters and $31,592 in professional fees.

Therefore, our operating loss incurred during the three month period ended September 30, 2011 was ($117,501) as compared to an operating loss incurred during the three month period ended September 30, 2010 of ($68,103).

Other expenses incurred during the three month period ended September 30, 2011 included: (i) interest expense of $22,151 (2010: $-0-); and (ii) depreciation of $2,467 (2010: $-0-).

Therefore, our net loss and loss per share during the three month period ended September 30, 2011 was ($142,119) or $0.00 per share compared to a net loss and loss per share of ($70,003) or $0.00 per share during the three month period ended September 30, 2010. The weighted average number of shares outstanding was 290,678,921 for the three month period ended September 30, 2011 compared to 29,199,530 the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As of September 30, 2011, our current assets were $280,676 and our current liabilities were $1,615,291, which resulted in a working capital deficit of $1,334,615. As of September 30, 2011, current assets were comprised of: (i) $84,181 in cash; (ii) $143,103 accounts receivable; (iii) $52,851 inventories; and (iv) $541 in prepaid expenses. As of September 30, 2011, current liabilities were comprised of: (i) $33,349 in accounts payable; (ii) $77,829 in accrued interest; (iii) $443,000 in accrued employee compensation; (iv) $753,845 in notes payable – third parties; (v) $304,590 in notes payable – third parties; and (vi) $2,678 in sales tax payable.

As of September 30, 2011, our total assets of $3,323,925 were comprised of: (i) $280,676 in current assets; (ii) $42,933 in fixed assets of net property and equipment; (iii) $11,709 in security deposits; and (iv) $2,988,607 in valuation of investment in NexPhase as our wholly-owned subsidiary. As of September 30, 2011, our total liabilities of $1,615,291 were comprised of current liabilities.

Stockholders’ equity (deficit) decreased from ($466,719) for fiscal year ended December 31, 2010 to $1,708,634 for the nine month period ended September 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used by operations was ($621,959). Net cash flows used in operating activities for the nine month period ended September 30, 2011 consisted of a net loss of ($727,648) adjusted by: (i) $7,402 in depreciation; (ii) $80,685 in stock issued for services; (iii) $27,600 in write-off of project development costs; and (iv) ($84,000) in cancellation of stock issued for services. Net cash flows used by operating activities was further changed by a decrease of: (i) $35,150 due from NexPhase; (ii) $2,678 in sales tax payable; (iii) $135,000 in accrued compensation; and.(iv) $30,858 in accounts payable. Net cash flows used by operating activities was further changed by an increase of: (i) $143,103 in accounts receivable; (ii) $52,851 in inventories; (iii) $541 in prepaid expenses; and (iv) $7,589 in security deposits.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2011, net cash flows used in investing activities was $833 consisting of $14,942 in net cash received from acquisition, which was offset by $15,775 in purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $644,545 consisting of $461,450 in proceeds from note payable – non-affiliated related parties and $259,000 in proceeds from issuance of notes payable – third parties, which was offset by $14,905 in payments on notes payable – non-affiliated related parties and $61,000 in purchase of treasury stock.

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

Convertible Promissory Notes – Non-Affiliated Related Parties - Onteco

On February 10, 2010, we entered into a convertible promissory note with a web designer in the amount of $3,150. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  On January 3, 2011, we amended the terms and conditions of the convertible promissory note regarding the conversion price, which was adjusted from $0.03 to $0.001, the par value of our shares of common stock. No payments have been made on this note. On February 25, 2011, a portion of the note in the amount of $1,316 was converted to common stock.

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

On November 4, 2010, we entered into a non-interest bearing convertible promissory demand note in the amount of $19,600. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $200 upon payment. No payments have been made on this note.

On November 8, 2010, we entered into a non-interest bearing convertible promissory demand note in the amount of $5,500. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $500 upon payment. No payments have been made on this note.

On November 30, 2010, we entered into a non-interest bearing convertible promissory demand note in the amount of $9,300. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $930 upon payment. No payments have been made on this note.

On December 15, 2010, we entered into a convertible promissory demand note with S & E Capital LLC in the amount of $15,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 15, 2011.  No payments have been made on this note.

On December 23, 2010, we entered into a convertible promissory demand note with D & D Capital Inc. in the amount of $100,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2011.  No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $55,500 has been converted into shares of common stock.

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

On March 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $60,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 1, 2012.  No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $49,000 has been converted into shares of common stock.

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

On March 8, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $105,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 8, 2012.  No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $100,500 has been converted into shares of common stock.

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

On April 27, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 27, 2012.  No payments have been made on this note.

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

On August 4, 2011, we entered into a convertible promissory demand note in the amount of $15,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note bears interest at the rate of 10% per annum and is due August 4, 2012. No payments have been made on this note.

On August 4, 2011, we entered into a convertible promissory demand note in the amount of $20,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note bears interest at the rate of 10% per annum and is due August 4, 2012. No payments have been made on this note.

On August 18, 2011, we entered into a convertible promissory demand note in the amount of $2,500. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note bears interest at the rate of 10% per annum and is due August 18, 2012. No payments have been made on this note.

On September 13, 2011, we entered into a convertible promissory demand note in the amount of $6,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note bears interest at the rate of 10% per annum and is due September 13, 2012. No payments have been made on this note.

On September 22, 2011, we entered into a convertible promissory demand note in the amount of $1,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note bears interest at the rate of 10% per annum and is due September 22, 2012. No payments have been made on this note.

On September 28, 2011, we entered into a convertible promissory demand note in the amount of $2,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note bears interest at the rate of 10% per annum and is due September 28, 2012. No payments have been made on this note.

Convertible Notes – Non-Affiliated Related Party – NexPhase

On June 21, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $105,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 21, 2011.  No payments have been made on this note. On March 8, 2011, the note was assigned to us. As of September 30, 2011, through a series of common stock conversions, the remaining balance on the note is $14,500.

On August 4, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $60,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due August 4, 2011.  No payments have been made on this note. On March 1, 2011, the note was assigned to us. As of September 30, 2011, a portion of the note in the amount of $29,000 has been converted to common stock.

On November 1, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $70,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due November 1, 2011.  No payments have been made on this note.

On December 1, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $10,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 1, 2011.  No payments have been made on this note.

On December 8, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $40,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 8, 2011. No payments have been made on this note.

On December 23, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $10,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2011. No payments have been made on this note.

On January 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due January 10, 2011.  No payments have been made on this note.

On February 7, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $10,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due February 7, 2012. No payments have been made on this note.

On February 11, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $12,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due February 11, 2012.  No payments have been made on this note.

On March 2, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $12,500, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 2, 2012. No payments have been made on this note.

On March 11, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $20,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 11, 2012.  No payments have been made on this note.

On May 9, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $10,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 9, 2012. No payments have been made on this note.

On May 24, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $30,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 24, 2012.  No payments have been made on this note.

On June 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 1, 2012. No payments have been made on this note.

On June 20, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $16,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 20, 2012. No payments have been made on this note.

On June 23, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $50,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 23, 2012.  No payments have been made on this note.

On July 13, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $14,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due July 13, 2012. No payments have been made on this note.

On July 27, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due July 27, 2012. No payments have been made on this note.

On August 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $40,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due August 1, 2012.  No payments have been made on this note.

On August 30, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due August 30, 2012. No payments have been made on this note.

On August 31, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $10,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due August 31, 2012. No payments have been made on this note.

Convertible Notes – Third Parties

On January 17, 2010, we entered into a convertible promissory demand note with an advisory firm for services rendered in the amount of $59,000. The terms of the convertible promissory demand note include a bonus payment (interest) of $5,900 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  Payments in the amount of $11,750 have been made on this note.

On February 10, 2010, we entered into a convertible promissory demand note with a project consultant for services rendered in the amount of $7,800. The terms of the convertible promissory demand note include a bonus payment (interest) of $780 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  No payments have been made on this note.

On February 10, 2010, we entered into a convertible promissory demand note with an engineering firm for services rendered in the amount of $27,600. The terms of the convertible promissory demand note include a bonus payment (interest) of $2,760 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  No payments have been made on this note.

On February 10, 2010, we entered into a convertible promissory demand note with a web designer for services rendered in the amount of $3,150. The terms of the convertible promissory demand note include a bonus payment (interest) of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  No payments have been made on this note. The note was assigned from the web designer to a non-affiliated related party investment firm. The conversion price was adjusted from $0.03 to $0.001 per share of common stock.  On February 25, 2011, a portion of the note in the amount of $1,316 was converted into shares of common stock.

On June 7, 2010, we entered into a convertible promissory demand note in the amount of $10,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  No payments have been made on this note.

On July 19, 2010, we entered into a convertible promissory demand note with a project consultant for services rendered in the amount of $2,500. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  No payments have been made on this note.

On March 2, 2011, we entered into a convertible promissory demand note in the amount of $60,000. The terms of the convertible promissory demand note include interest at the rate of 8% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 40% discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $34,000 has been converted to common stock.

On March 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $25,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 1, 2012. No payments have been made on this note. As of September 30, 2011, a portion of the note in the amount of $25,000 has been converted to common stock.

On April 28, 20011, we entered into a convertible promissory demand note with an investment firm in the amount of $56,000. The terms of the convertible promissory demand note include interest at the rate of 8% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 40% discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is due January 31, 2012.

On June 20, 2011, we entered into a convertible promissory demand note in the amount of $53,000. The terms of the convertible promissory demand note include interest at the rate of 8% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 40% discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is due March 22, 2012.

On August 24, 2011, we entered into a convertible promissory demand note in the amount of $15,000. The terms of the convertible promissory demand note include interest at the rate of 10% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 50% discount to the market closing bid price on the date of the conversion notice. The note is due April 24, 2012. No payments have been made on this note.

On September 1, 2011, we entered into a convertible promissory demand note in the amount of $50,000. The terms of the convertible promissory demand note include interest at the rate of 8% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 40% discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is due June 6, 2012.

Stock Repurchase Agreements

On March 31, 2011, we entered into five separate stock repurchase agreements with those certain NexPhase investors to repurchase an aggregate of 244,000 shares of common stock acquired in the NexPhase acquisition. The terms of the stock repurchase agreement include principal and premium interest of 10%. The notes are due June 30, 2012. As of September 30, 2011, payments on certain of the stock repurchase agreements have been made aggregating $14,905.

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of September 30, 2011, we accrued executive compensation of $443,000.

The executive officer resigned effective November 25, 2010 pursuant to a change in control. The terms of the Executive Employment Agreement remain in effect through December 31, 2013.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These unaudited consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  If we distribute and market our products outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, all revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar will be limited to our costs of goods sold.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2011. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2011; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at September 30, 20110 may have contributed to insufficient oversight of our accounting and audit functions.

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

There have been no material changes from the risk factors previously disclosed in out Annual Report on Form 10-K/A for fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on May 6, 2011.

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

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Quarterly Report, the 16,000,000 shares have been cancelled or returned to treasury.

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

Consultant Agreements

During the nine month period ended September 30, 2011, we issued an aggregate of 9,216,667 shares of our restricted common stock to certain consultants in consideration for the performance of certain consulting services to us in accordance with the terms and provisions of the respective consultant agreements. The shares were issued at $0.001 per share. The shares were issued to approximately eight United States residents in reliance on Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

Conversion of Notes

During the nine month period ended September 30, 2011, we issued an aggregate of 229,201,897 shares of our restricted common stock to approximately twenty-eight investors in accordance with the conversion of the convertible notes. The conversion per share price ranged from $0.001 to $0.006. The shares were issued to United States residents and/or non United States residents in reliance on Section 4(2) and Regulation D or Regulation S of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment as filed with the Nevada Secretary of State on July 22, 2010. (2)

3.1.3	Certificate of Amendment as filed with the Nevada Secretary of State on January 19, 2011 (3).

3.1.4	Certificate of Amendment as filed with the Nevada Secretary of State on November 14, 2011 (8).

3.2	Bylaws (1)

10.1	Share Exchange Agreement between InfoSpi Inc., NexPhase Lighting Inc. and the shareholders of NexPhase Lighting Inc. dated February 14, 2011. (4)

10.2	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase Lighting Inc. (5)

16. 1	Letter from Cornell, Beale and Leigh, LLC dated December 14, 2010. (6)

16.2	Letter from Randall N. Drake, CPA, dated January 5, 2011 regarding confirmation of Section 4.02(b)(3). (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 28, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 , 2011.
(4)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22 , 2011.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.
(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.
(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.
(8)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2011.

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

ONTECO CORPORATION

Dated: November 16, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Executive Officer

Dated: November 16, 2011	By:	/s/ Dror Svorai
Dror Svorai, Chief Financial Officer