Form 10-K
period 2011-12-31
Onteco Corp
filed 2012-04-16
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

N/A
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2011: $217,161

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

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

Class Outstanding as of April 6, 2011 Common Stock, $0.001, 100,966,060 shares *

*This figure takes into account the Reverse Stock Split of 1:1,000 shares effected January 22, 2012.

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

BUSINESS DEVELOPMENT

Onteco Corporation was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

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

RECENT DEVELOPMENTS

Certificate of Amendment – Increase in Authorized Capital

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

Designation of Preferred Stock

On January 19, 2011, we filed a designation of Series A preferred stock with the Nevada Secretary of State designating a series of 1,000,000 shares of preferred stock as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The Series A Preferred Stock holder shall be entitled to receive dividends payable via cash or stock in parity with the common stock holders. The holder of the shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of our stockholders and shall have ten thousand (10,000) votes for every one (1) share of Series A Preferred Stock held at the record date for the determination of stockholders entitled to vote on such matters. One share of Series A Preferred Stock shall be convertible at the option of the Holder into one thousand (1,000) shares of common stock.

Taking into consideration the Reverse Stock Split, each share of Series A Preferred Stock shall be adjusted by multiplying the Series A conversion rate by a fraction (x) the numerator of which is the total number of shares of common stock issued and outstanding immediately after the time of such subdivision, combination or consolidation, and (y) the denominator of which is the total number of shares of common stock issued and outstanding immediately prior to such subdivision, combination or consolidation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up, our assets available for distribution to stockholders shall be distributed among the holders of the shares of Series A Preferred Stock and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock pursuant to the terms hereof immediately prior to such dissolution, liquidation or winding up.

The shares of Series A Preferred Stock are not redeemable.

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

Reverse Stock Split

On November 2, 2011, our Board of Directors and our controlling shareholder approved the reverse stock split of our issued and outstanding shares on the basis of 1 share for every 1,000 shares then issued and outstanding (the “Reverse Stock Split”). On January 10, 2012, FINRA advised us that they had finalized their review and the Effective Date for the reverse split was January 11, 2012.  As of that date and for the subsequent 20 days thereafter, our shares traded under the symbol “ONTCD”. At the time of the Reverse Stock Split the issued and outstanding shares were 981,555,947. After giving effect to the Reverse Stock Split, the issued and outstanding shares were 981,622 after giving effect to the round-up of shares. As of the date of this Annual Report, our shares trade under the symbol “ONTC”. Our new cusip number is 683311203.

Certificate of Amendment – Increase in Authorized Capital

On November 14, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “November 2011 Amendment”). The November 2011 Amendment was filed with the Nevada Secretary of State on November 14, 2011 increasing our authorized capital from 750,000 shares of common stock to 2,000,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

Certificate of Amendment – Decrease in Authorized Capital

On April 3, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to reduce our authorized capital from 2,000,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001 (the “Decrease in Authorized”). The Decrease in Authorized was effective with the Nevada Secretary of State on April 3, 2012 when the Certificate of Amendment was filed. The Decrease in Authorized was approved by our Board of Directors pursuant to written conent resolutions dated March 29, 2012 and further approved by the shareholders holding  a majority of the total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 29, 2012.

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

The acquisition is being accounted for under the purchase method.

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

MATERIAL CONTRACTS

Purchase Orders

During fiscal year 2011, we received an order to supply over 800 units of our 5 watt MR16 and 15 watt PAR38 lamped LED product to the 1060 Brickell Avenue Condominium Association. We generated approximately $40,000 in revenue. The products have been on trial at the two tower facility since July 2010 and January 2011, the board of directors of the condominium association approved the first phase of LED adoption in the buildings. The 5 watt MR16 product is primarily used in the interior of the building and will be deployed throughout the lobby and residential areas. It will be replacing 10 watt halogen lamps. The 15 watt PAR 38 product will be used mainly in the exterior entrance area and will be replacing 100 watt halogen lamps. Management believes that the first phase of the LED retrofit project is projected to save the association about $4,000 monthly in electricity costs with a full payback in approximately one year.

We also fulfilled an initial purchase order with NYU-Poly resulting in revenue of $318,000.

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

Consulting Agreements

CEC Consulting Agreement. On December 10, 2010, we entered into a consulting agreement (the “CEC Consulting Agreement”) with Corporate Excellence Consulting LLC (“CEC”). In accordance with the terms and provisions of the CEC Consulting Agreement: (i) CEC shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to CEC 16,000 shares of our restricted common stock.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000 shares as settlement for services rendered by CEC to us. As of the date of this Annual Report, the 16,000 shares have not been cancelled or returned to treasury.

FIS Agreement. On December 1, 2010, we entered into an agreement (the “FIS Agreement”) with Financial Insights & Solutions Inc. (“FIS”). In accordance with the terms and provisions of the FIS Agreement: (i) FIS shall provide consulting services to us in the form of a senior administrator support for business transactions and coordination of outside legal and accounting services and other corporation matters and general business counsel relating to our overall business; (ii) we shall pay FIS an hourly rate of $175.00 for performance of such services; and (iii) issue to FIS 4,000 shares of our restricted common stock.

Kodiak Capital. On March 15, 2011, we entered into a consulting agreement (the “Kodiak Agreement”) with Kodiak Capital (“Kodiak”). In accordance with the terms and provisions of the Kodiak Agreement: (i) Kodiak shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Kodiak 1,667 shares of our restricted common stock.

Tracy Clinton. On March 17, 2011, we entered into a consulting agreement (the “Clinton Agreement”) with Tracy Clinton (“Clinton”). In accordance with the terms and provisions of the Clinton Agreement: (i) Clinton shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Clinton 100 shares of our restricted common stock.

Eric Weinberger. On March 23, 2011, we entered into a consulting agreement (the “Weinberger Agreement”) with Eric Weinberger (“Weinberger”). In accordance with the terms and provisions of the Weinberger Agreement: (i) Weinberger shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Weinberger 1,000 shares of our restricted common stock.

Dominick Falso. On March 23, 2011, we entered into a consulting agreement (the “Falso Agreement”) with Dominick Falso (“Falso”). In accordance with the terms and provisions of the Falso Agreement: (i) Falso shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Faslo 1,250 shares of our restricted common stock.

Michael Zoyes. On March 23, 2011, we entered into a consulting agreement (the “Zoyes Agreement”) with Michael Zoyes (“Zoyes”). In accordance with the terms and provisions of the Zoyes Agreement: (i) Zoyes shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Zoyes 1,000 shares of our restricted common stock.

Virmmac LLC. On April 5, 2011, we entered into a consulting agreement (the “Virmmac Agreement”) with Virmmac LLC (“Virmmac”). In accordance with the terms and provisions of the Virmacc Agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 1,200 shares of our restricted common stock.

Charles Neustein. On May 23, 2011, we entered into a consulting agreement the “Neustein Agreement”) with Charles Neustein (“Neustein”). In accordance with the terms and provisions of the Neustein Agreement: (i) Neustein shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Neustein 1,000 shares of our restricted common stock.

Virmmac LLC. On June 7, 2011, we entered into a further consulting agreement (the “Virmmac Agreement”) with Virmacc. In accordance with the terms and provisions of the Virmmac Agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 2,000 shares of our restricted common stock.

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

Pilot Program

On February 3, 2011, our 50 watt LED down lighting retrofit fixture was selected by a large south Florida metropolitan public transit system for the purpose of completing an economic study on the energy and cost savings to be achieved by our proprietary lighting fixtures in some of the most highly trafficked facilities. Management believes that this study will evidence the already achieved preliminary installation serves to validate our reputation among large commercial and municipal customers, our prime market. As of the date of this Annual Report, it is anticipated that the first stage of this large scale multi-year implementation will be initiated later in 2012.

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

We have sustained operating losses since our inception. For fiscal year ended December 31, 2011, we generated revenue of $380,216 compared to $-0- during fiscal year ended December 31, 2010. As of December 31, 2011 and 2010, we had accumulated deficits of $2,590,932 and $777,741, respectively. As evidenced by these financial results, we may not be able to achieve or maintain profitability on a consistent basis. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 100,966,060 post-Reverse Stock Split shares of common stock issued and outstanding. As of the date of this Annual Report, there are 50,262,282 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid
March 31, 2011	$0.03	$0.0167
June 30, 2011	$0.0058	$0.0058
September 30, 2011	$0.0016	$0.0016
December 31, 2011	$0.0014	$0.0014
March 31, 2010	$0.0033	$0.0025
June 30, 2010	$0.0013	$0.0013
September 30, 2010	$0.0069	$0.0042
December 31, 2010	$0.005	$0.003

As of April 16, 2012, we had 101 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2011, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Executive

In accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 12,500 shares of restricted common stock to Svorai at $5.00 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 12,5000 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us. The shares of common stock were issued to Svorai in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Consultant Agreements

In accordance with the terms and provisions of those certain consultant agreements, we issued an aggregate of 9,217 shares of restricted common stock. The shares were issued to the consultants in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

On October 29, 2011, our Board of Directors approved the issuance of 30,000 shares of common stock to FIS, a consultant to us, for services rendered. The shares were valued at $1.00 per share for a total of $15,000 based on the fair value of the services received.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000 shares as settlement for services rendered by CEC to us. As of the date of this Annual Report, the 16,000 shares have not been cancelled or returned to treasury.

Conversion of Notes

During fiscal year ended December 31, 2011 certain holders of convertible notes presented us with conversion notices. Therefore, our Board of Directors authorized the aggregate of 628,834 shares of common stock at various conversion prices. The shares were issued to the note holders in reliance on Section 4(2) or Regulation S of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The note holders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.  The aggregate shares issued at the respective conversion prices in settlement of the debt are as follows:

•	We issued an aggregate of 4,000 shares of our restricted common stock at $5.00 per share for settlement of $20,000 in convertible debt.

•	We issued an aggregate of 19,800 shares of our restricted common stock at $1.00 per share for settlement of $19,800 in convertible debt.

•	We issued an aggregate of 12,000 shares of our restricted common stock at $10.00 per share for settlement of $120,000 in convertible debt.

•	We issued an aggregate of 426,394 shares of our restricted common stock at $0.015 per share for settlement of $6,395 in convertible debt.

•	We issued an aggregate of 469,364 shares of our restricted common stock at $0.0173 per share for settlement of $8,120 in convertible debt.

•	We issued an aggregate of 1,250,000 shares of our restricted common stock at $0.02 per share for settlement of $23,021 in convertible debt.

•	We issued an aggregate of 434,783 shares of our restricted common stock at $0.023 per share for settlement of $10,000 in convertible debt.

•	We issued an aggregate of 434,783 shares of our restricted common stock at $0.0276 per share for settlement of $12,000 in convertible debt.

•	We issued an aggregate of 277,778 shares of our restricted common stock at $0.054 per share for settlement of $15,000 in convertible debt.

•	We issued an aggregate of 214,286 shares of our restricted common stock at $0.056 per share for settlement of $12,000 in convertible debt.

•	We issued an aggregate of 255,407 shares of our restricted common stock at $0.0675 per share for settlement of $17,240 in convertible debt.

•	We issued an aggregate of 67,115 shares of our restricted common stock at $0.0745 per share for settlement of $5,000 in convertible debt.

•	We issued an aggregate of 227,500 shares of our restricted common stock at $0.08 per share for settlement of $18,200 in convertible debt.

•	We issued an aggregate of 23,919 shares of our restricted common stock at $0.10 per share for settlement of $4,900 in convertible debt.

•	We issued an aggregate of 60,000 shares of our restricted common stock at $0.15 per share for settlement of $9,000 in convertible debt.

•	We issued an aggregate of 18,422 shares of our restricted common stock at $0.19 per share for settlement of $3,500 in convertible debt.

•	We issued an aggregate of 51,500 shares of our restricted common stock at $0.20 per share for settlement of $10,300 in convertible debt.

•	We issued an aggregate of 50,001 shares of our restricted common stock at $0.21 per share for settlement of $10,500 in convertible debt.

•	We issued an aggregate of 32,000 shares of our restricted common stock at $0.25 per share for settlement of $8,000 in convertible debt.

•	We issued an aggregate of 18,333 shares of our restricted common stock at $0.30 per share for settlement of $5,500 in convertible debt.

•	We issued an aggregate of 35,000 shares of our restricted common stock at $0.36 per share for settlement of $12,500 in convertible debt.

•	We issued an aggregate of 47,778 shares of our restricted common stock at $0.45 per share for settlement of $21,500 in convertible debt.

•	We issued an aggregate of 17,391 shares of our restricted common stock at $0.46 per share for settlement of $8,000 in convertible debt.

•	We issued an aggregate of 20,000 shares of our restricted common stock at $0.50 per share for settlement of $10,000 in convertible debt.

•	We issued an aggregate of 18,868 shares of our restricted common stock at $0.53 per share for settlement of $10,000 in convertible debt.

•	We issued an aggregate of 17,094 shares of our restricted common stock at $0.60 per share for settlement of $10,000 in convertible debt.

•	We issued an aggregate of 11,606 shares of our restricted common stock at $0.70 per share for settlement of $8,124 in convertible debt.

•	We issued an aggregate of 31,875 shares of our restricted common stock at $0.80 per share for settlement of $25,500 in convertible debt.

•	We issued an aggregate of 138,816 shares of our restricted common stock at $1.00 per share for settlement of $138,816 in convertible debt.

•	We issued an aggregate of 10,000 shares of our restricted common stock at $1.20 per share for settlement of $12,000 in convertible debt.

•	We issued an aggregate of 14,450 shares of our restricted common stock at $1.83 per share for settlement of $26,500 in convertible debt.

•	We issued an aggregate of 9,000 shares of our restricted common stock at $2.00 per share for settlement of $18,000 in convertible debt.

•	We issued an aggregate of 4,546 shares of our restricted common stock at $2.20 per share for settlement of $10,000 in convertible debt.

•	We issued an aggregate of 5,218 shares of our restricted common stock at $2.30 per share for settlement of $12,000 in convertible debt.

•	We issued an aggregate 3,077 shares of our restricted common stock at $3.25 per share for settlement of $10,000 in convertible debt.

•	We issued an aggregate of 1,875 shares of our restricted common stock at $4.00 per share for settlement of $7,500 in convertible debt.

•	We issued an aggregate of 4,396 shares of our restricted common stock at $4.55 per share for settlement of $20,000 in convertible debt.

•	We issued an aggregate of 2,033 shares of our restricted common stock at $6.15 per share for settlement of $12,500 in convertible debt.

Employee

On October 29, 2011, our Board of Directors approved the issuance of 30,000 shares of common stock to Jon Cooper, our employee, as recognition of business development accomplished by our subsidiary, NexPhase Lighting. On January 24, 2012, our Board of Directors approved the further issuance of 20,000,000 shares of common stock to Mr. Cooper in recognition of his business accomplishments during fiscal year 2011. The shares were issued to Mr. Cooper in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Cooper acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Series A Preferred Stock

On October 31, 2011, our Board of Directors authorized the issuance of an aggregate 150,000 shares of Series A Preferred stock and an aggregate 70,000 shares of restricted common stock to our Dror Svorai, our President/Chief Executive Officer. Our Board of Directors had approved the designation of 150,000 shares as Series A Preferred Stock and the issuance of the 150,000 shares of Series A Preferred Stock and the 70,000 shares of common stock were based upon recognition of the outstanding services, leadership and innovative operational strategies provided by Mr. Svorai and his continuous dedication and loyalty to us.

President/Chief Executive Officer

On January 24, 2012, our Board of Directors approved the issuance of 30,000,000 shares of common stock to Dror Svoria, our President/Chief Executive Officer, in recognition of his outstanding services, loyalty and dedication to us during the period November 23, 2011 through January 23, 2011. The shares were issued to Mr. Svorai in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Svorai acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected statement of operations data for fiscal years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2011 and 2010 are derived from our audited restated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended December 31 2011 and 2010		For the Period from December 29, 2003 (inception) to December 31, 2011

Revenue	$380,216	$-0-	$380,216
Cost of Good Sold	187,762	-0-	187,762
Gross Profit	192,454		192,454
Operating Expenses
General and administrative expenses	217,809	23,562	295,419
Investor relations	145,512	-0-	145,512
Occupancy - Headquarters	72,604	-0-	77,906
Officer compensation	278,676	335,000	613,676
Professional fees	110,003	31,302	149,955
Staff Compensation	406.648	15,000	421,648
Stock-based compensation	115,150	182,500	405,205
Depreciation	9,869	-0-	9.869
Total Operating Expenses	1,356,271	587,364	2,119,190

Loss from operations	(1,163,817)	(587,364)	(1,926,736)

Other Expenses
Loss on Disposition of Assets	-0-	567	567
Interest expense	621,774	13,255	655,029
Write-off of project development costs	27,000	-0-	27,000
Write-off of amount due from other	-0-	1,000	1,000
Total Other Expenses	649,374	14,255	664,196

Net Loss	(1,813,191)	(601,619)	(2,590,932)

BALANCE SHEET DATA
Total Assets	3,223,704	125,178
Total Liabilities	1,521,200	591,897
Total Stockholders’ Equity (Deficit)	1,702,504	(466,719)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Our net loss for fiscal year ended December 31, 2011 was ($1,813,191) compared to a net loss of ($601,619) for fiscal year ended December 31, 2010 (an increase of $1,211,572). During fiscal year ended December 31, 2011, we generated total revenue in the amount of $380,216 resulting from the sale of our NexPhase lighting products. During fiscal year ended December 31, 2010, our cost of goods sold was $187,762 resulting in a gross profit of $192,454. During fiscal year ended December 31, 2010, we did not generate any revenue from operations.

During fiscal year ended December 31, 2011, we incurred operating expenses of $1,356,271 compared to operating expenses of $587,364 incurred during fiscal year ended December 31, 2010 (an increase of $768,907). The operating expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) general and administrative of $271,809 (2010: $23,562); (ii) investor relations of $145,512 (2010: $-0-); (iii) occupancy – headquarters of $72,604 (2010: $-0-); (iv) officer compensation of $278,676 (2010: $335,000); (v) professional fees of $110,003 (2010: $31,302); (vi) staff compensation of $406,648 (2010: $15,000); (vii) stock-based compensation of $115,150 (2010: $182,500: and (viii) depreciation of $9,869 (2010: $-0-). Our operating expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, operating expenses increased resulting substantially from an increase of $391,648 in staff compensation, $145,512 in investor relations, $72,604 in occupancy-headquarters, $194,247 in general and administrative expenses and $68,701 in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our operating expenses also increased based on the incurrence of $335,000 as staff compensation resulting from the consummation of an executive services agreement dated January 8, 2010 with Haim Mayan, our prior President/Chief Executive Officer. During fiscal year ended December 31, 2010, we paid $22,000 resulting in an accrued compensation liability of $308,000,. See “ – Material Commitments” below. Our expenses also increased based upon the incurrence of $406,648 related to issuances of shares of our common stock to employees, directors and consultants. See “Item 11. Executive Compensation”.

Therefore, our operating loss incurred during fiscal year ended December 31, 2011 was ($1,163,817) as compared to an operating loss incurred during fiscal year ended December 31, 29010 of ($587,364).

Other expenses incurred during fiscal year ended December 31, 2011 included: (i) interest expense of $621,774 (2010: 13,255); (ii) write-off of project development costs of $27,600 (2010: $-0-); and (iii) write off of amount due from other of $-0- (2010: $1,000). Therefore, our net loss and loss per share during fiscal year ended December 31, 2011 was ($1,813,191) or ($5.69) per post-Reverse Stock Split share compared to a net loss and loss per share of ($601,619) or ($7.87) per post-Reverse Stock Split share during fiscal year ended December 31, 2010. The weighted average number of shares outstanding was 318,761 for fiscal year ended December 31, 2011 compared to 76,397 for fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2011

As of December 31, 2011, our current assets were $119,002 and our current liabilities were $1,521,200, which resulted in a working capital deficit of $1,402,198. As of December 31, 2011, our current assets were comprised of: (i) $41,804 in cash; (ii) $2,251 in accounts receivable; and (iii) $74,947 in inventories. As of December 31, 2011, current liabilities were comprised of: (i) $112,046 in accounts payable; (ii) $65,011 in accrued interest; (iii) $538,000 in accrued employee compensation; (iv) $2,678 in sales tax payable; (v) $1.100 in advances from non-affiliated related parties; (vi) $572,820 in notes payable, non-affiliated related parties; and (vii) $229,545 in notes payable – third parties.

As of December 31, 2011, our total assets of $3,223,704 were comprised of: (i) $119,002 in current assets; (ii) $103,844 in fixed assets of net property and equipment; (iii) $11,709 in security deposits; and (iv) $2,989,149 in valuation of intellectual property. As of December 31, 2011, our total liabilities of $1,521,200 were comprised of current liabilities.

Stockholders’ equity (deficit) increased from ($466,719) for fiscal year ended December 31, 2010 to $1,702,504 for fiscal year ended December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flows used by operations was ($724,516). Net cash flows used in operating activities for fiscal year ended December 31, 2011 consisted of a net loss of ($1,813,191) adjusted by: (i) $9,869 in depreciation; (ii) $195,834 in stock issued for services; (iii) $27,600 in write-off of project development costs; (iv) ($84,000) in cancellation of stock issued for services; (v) $96,755 in interest accrued on notes payable, non-affiliate related parties; (vi) $12,352 in interest accrued on notes payable, third parties; and (vii) $537,669 in accretion of beneficial conversion feature as interest expense.

Net cash flows used by operating activities was further changed by a decrease of: (i) $35,150 due from NexPhase; (ii) $2,678 in sales tax payable; and (iii) $109,555 in accounts payable. Net cash flows used by operating activities was further changed by an increase of: (i) ($2,251) in accounts receivable; (ii) ($74,947) in inventories; and (iii) ($7,589) in security deposits.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2011, net cash flows used in investing activities was $64,753 consisting of $14,942 in net cash received from acquisition, which was offset by $79,695 in purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended December 31, 2011, net cash flows provided from financing activities was $768,645 consisting of $511,450 in proceeds from note payable – non-affiliated related parties, $271,000 in proceeds from issuance of notes payable third parties and $1,100 in advances from non-affiliated related parties, which was offset by $14,905 in payments on notes payable – non-affiliated related parties.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have the following commitments for fiscal year 2012 as described below.

Convertible Promissory Notes – Non-Affiliated Related Parties - Onteco

•
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

•
On June 7, 2010, we entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.03. No payments have been made on this note.

•
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

•
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

•
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

•
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

•
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

•
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

•
On November 15, 2010, we entered into a non-interest bearing convertible promissory demand note in the amount of $28,000. The convertible promissory demand note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.

•
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

•
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

•
On December 23, 2010, we entered into a convertible promissory demand note with D & D Capital Inc. in the amount of $100,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2011.  As of December 31, 2011, a portion of this note in the amount of $44,500 and accrued interest in the amount of $500 was sold and assigned by the note holder to that party investor. As of December 31, 2011, a portion of the note in the amount of $55,500 plus accrued interest of $7,549 was converted into shares of common stock. As of December 31, 2011, the balance of the note is $-0-.

•
On January 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $1,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. No payments of have been made on this note..

•
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

•
On March 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $60,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 1, 2012.  No payments have been made on this note. As of December 31, 2011, a portion of the note in the amount of $49,000 has been converted into shares of common stock.

•
On March 2, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 2, 2012. As of December 31, 2011, the entire note was converted into shares of common stock.

•
On March 8, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $105,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 8, 2012.  As of December 31, 2011, the entire note was converted into shares of common stock.

•
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

•
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

•
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

•
On April 11, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 11, 2012. As of December 31, 2011, the entire note was converted into shares of common stock.

•
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

•
On April 15, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $27,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 15, 2012.  No payments have been made on this note.

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

·
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

•
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

•
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

•
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

•
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

•
On October 6, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,800, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note is due October 6, 2012.  No payments have been made on this note.

•
On October 21, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $1,700, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note is due October 31, 2012. No payments have been made on this note.

•
On November 23, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note is due November 23, 2012.  No payments have been made on this note.

•
On December 5, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $11,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note is due December 5, 2012.  No payments have been made on this note.

Convertible Notes – Non-Affiliated Related Party – NexPhase

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
On November 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $25,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.001 per share. The note is due November 1, 2012.  No payments have been made on this note.

Convertible Notes – Third Parties

•
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

•
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

•
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

•
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

•
On June 7, 2010, we entered into a convertible promissory demand note in the amount of $10,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  No payments have been made on this note.

•
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

•
On March 2, 2011, we entered into a convertible promissory demand note in the amount of $60,000. The terms of the convertible promissory demand note include interest at the rate of 8% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 40% discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, the entire note has been converted into shares of common stock.

•
On March 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $25,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 1, 2012. No payments have been made on this note. As of December 31, 2011, the entire note has been converted into shares of common stock.

•
On April 28, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $56,000. The terms of the convertible promissory demand note include interest at the rate of 8% per annum and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a 40% discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is due January 31, 2012. As of December 31, 2011, a portion of the note in the amount of $35,500 has been converted into shares of common stock.

•
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

•
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

•
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

•
On October 26, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $12,000, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note is due October 26, 2012.  No payments have been made on this note.

•
On October 26, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $78,124, which bears interest at the rate of 12% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note is due October 26, 2012.  No payments have been made on this note. The note was assigned and as of December 31, 2011, a portion of the note in the amount of $38,124 has been converted into shares of common stock.

•
On November 4, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $20,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note is due November 4, 2012.  No payments have been made on this note. As of December 31, 2011, the entire note has been converted into shares of common stock.

•
On November 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $25,000, which bears interest at the rate of 8% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note is due November 10, 2012. No payments have been made on this note. The note was assigned and as of December 31, 2011, the entire note has been converted into shares of common stock.

•
On December 5, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $25,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note is due December 5, 2012.  No payments have been made on this note. The note was assigned and as of December 31, 2011, a portion of the note in the amount of $6,800 has been converted into shares of common stock.

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

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of December 31, 2011, we accrued executive compensation of $488,000.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Onteco Corporation

We have audited the accompanying balance sheets of Onteco Corporation as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The management of Onteco Corporation is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onteco Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 1 to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein CPAs

Drake & Klein CPAs
April 16, 2012

PO Box 2493	2451 McMullen Booth Rd.
Dunedin, FL 34697-2493	Suite 210
727-512-2743	Clearwater, FL 33759-1362

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets:
Cash in banks	$41,804	$62,428
Due from NexPhase Lighting	-	35,150
Accounts receivable	2,251	-
Inventories	74,947	-
Project development costs	-	27,600

Total current assets	119,002	125,178

Fixed assets:
Property and equipment, net	103,844	-

Other assets:
Security deposits	11,709	-
Intellectual property	2,989,149	-

Total other assets	3,000,858	-

Total assets	$3,223,704	$125,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$112,046	$1,942
Accrued interest	65,011	-
Accrued employee compensation	538,000	308,000
Sales tax payable	2,678	-
Advances from non-affiliated related parties	1,100	-
Notes payable, non-affiliated related parties	572,820	173,900
Notes payable, third parties	229,545	108,055
Total current liabilities	1,521,200	591,897

Other liabilities	-	-

Total liabilities	1,521,200	591,897

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 shares authorized, 150,000 and no
shares issued and outstanding at December 31, 2011 and 2010, respectively	150	-
Common stock $.001 par value 2,000,000,000 and 350,000,000 shares authorized,
923,444 and 116,893 shares issued and 923,200 and 116,893
shares outstanding at December 31, 2011 and 2010, respectively	923	117
Additional paid-in capital	4,353,363	310,905
Treasury stock, at cost (244 shares)	(61,000)	-
Deficit accumulated during the exploration stage	(2,590,932)	(777,741)
Total stockholders' equity (deficit)	1,702,504	(466,719)

Total liabilities and stockholders' equity (deficit)	$3,223,704	$125,178

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
			December 31, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2011	2010	2011

Revenue	$380,216	$-	$380,216

Cost of goods sold	187,762		187,762

Gross profit	192,454	-	192,454

Operating expenses:
General and administrative	217,809	23,562	295,419
Investor relations	145,512	-	145,512
Occupancy - Headquarters	72,604	-	77,906
Officer compensation	278,676	335,000	613,676
Professional fees	110,003	31,302	149,955
Staff compensation	406,648	15,000	421,648
Stock-based compensation	115,150	182,500	405,205
Depreciation	9,869	-	9,869
Total operating expenses	1,356,271	587,364	2,119,190

Loss from operations	(1,163,817)	(587,364)	(1,926,736)

Other expenses:
Loss on dispotion of assets	-		567
Interest expense	621,774	13,255	635,029
Write-off of project development costs	27,600	-	27,600
Write-off of amount due from other	-	1,000	1,000
Total other expenses	649,374	14,255	664,196

Net loss	$(1,813,191)	$(601,619)	$(2,590,932)

Net loss per share - basic and diluted	$(5.69)	$(7.87)

Weighted average number of shares
oustanding during the period -
Basic and diluted	318,761	76,397

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			December 31, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2011	2010	2011

Cash flows used in operating activities:
Net loss	$(1,813,191)	$(601,619)	$(2,590,932)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	9,869	-	9,869
Stock-based compensation	-	62,500	170,055
Stock issued for services	195,834	120,000	315,834
Cancellation of stock issued for services	(84,000)	-	(84,000)
Write-off of project development costs	27,600	-	27,600
Write-off of amounts due to others	-	1,000	-
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	96,755	-	96,755
Interest accrued on notes payable, third parties	12,352	-	12,352
Accretion of beneficial conversion feature as interest expense	537,669	-	537,669
Changes in operating assets and liabilities:
Due from NexPhase Lighting	35,150	(35,150)	-
Accounts Receivable	(2,251)	-	(2,251)
Inventories	(74,947)	-	(74,947)
Security deposits	(7,589)	-	(7,589)
Accounts payable	109,555	1,942	111,497
Accrued expenses	-	(64,000)	-
Sales tax payable	2,678	-	2,678
Accrued compensation	230,000	308,000	538,000
Net cash used in operating activities	(724,516)	(207,327)	(936,843)

Cash flows used in investing activities:
Net cash received from acquisition	14,942	-	14,942
Purchase of property and equipment	(79,695)	-	(80,262)
Project development costs	-	(27,600)	(27,600)
Net cash used in investing activities	(64,753)	(27,600)	(92,920)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	511,450	252,005	763,455
Payments on notes payable, non-affiliated related parties	(14,905)	(11,750)	(26,655)
Proceeds from issuance of notes payable, third parties	271,000	57,100	328,100
Advances from non-affiliated related parties	1,100	-	1,100
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	768,645	297,355	1,071,567

Net increase (decrease) in cash	(20,624)	62,428	41,804

Cash at beginning of period	62,428	-	-

Cash at end of period	$41,804	$62,428	$41,804

			Continued

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows (Continued)

			For the Period
			December 31, 2007
			(Inception of
			Exploration Stage) to
	For the Year Ended December 31,		December 31,
	2011	2010	2011

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Net assets acquired in acquisition of NexPhase Lighting	$(2,700,000)	$-	$(2,700,000)
Common stock issued	67,500	-	67,500
Additional paid in capital on stock issued	2,632,500	-	2,632,500

Conversion of note payable, related parties to common stock	(138,816)	-	(154,216)
Conversion of accrued interest, related parties to common stock	(18,000)		(18,000)
Common stock issued	148	-	15,548
Additional paid in capital on stock issued	156,668	-	156,668

Conversion of note payable, third parties to common stock	(258,924)	-	(258,924)
Conversion of accrued interest, third parties to common stock	(5,400)	-	(5,400)
Common stock issued	481	-	481
Additional paid in capital on stock issued	263,843	-	263,843

Benefical conversion feature discount to notes payable, related parties	(479,323)	-	(479,323)
Benefical conversion feature discount to notes payable, third parties	(331,117)	-	(331,117)
Additional paid in capital	810,440	-	810,440

Conversion of notes payable, related parties to notes payable, third parties:
Notes payable, related parties	(218,092)
Accrued interest	(26,022)
Notes payable, third parties	244,114

244,000 shares of stock acquired and placed in treasury	(61,000)	-	(61,000)
Issuance of notes payable to former investors in NexPhase	61,000	-	61,000

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from December 31, 2007 (Inception) to December 31, 2011

							Deficit
							accumulated	Total
					Additional		during the	stockholders'
	Preferred stock		Common stock		paid-in	Treasury	development	equity
	Shares	Amount	Shares	Amount	capital	stock	stage	(deficit)

Common stock issued per Court Order Dec. 31, 2007	-	$-	568	$1	$566	$-	$-	$567

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(225)	(225)

Balance, December 31, 2007	-	-	568	1	566	-	(225)	342

Common stock issued per Court Order Jan. 15, 2008	-	-	1,000	1	999	-	-	1,000

Common stock issued for cash	-	-	4,000	4	3,996	-	-	4,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(3,775)	(3,775)

Balance, December 31, 2008	-	-	5,568	6	5,561	-	(4,000)	1,567

Common stock issued for warrants	-	-	28,572	28	(28)	-	-	-

Common stock issued for compensation	-	-	35,853	36	107,519	-	-	107,555

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(172,122)	(172,122)

Balance, December 31, 2009	-	-	69,993	70	113,052	-	(176,122)	(63,000)

Common stock issued for conversion of notes payable to non-affiliated related parties	-	-	14,400	14	15,386	-	-	15,400

Common stock issued for compensation	-	-	12,500	13	62,487	-	-	62,500

Common stock issued for consulting services	-	-	20,000	20	119,980	-	-	120,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(601,619)	(601,619)

Balance, December 31, 2010	-	$-	116,893	$117	$310,905	$-	$(777,741)	$(466,719)

								Continued

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (Continued)
For the period from December 31, 2007 (Inception) to December 31, 2011

							Deficit
							accumulated	Total
					Additional		during the	stockholders'
	Preferred stock		Common stock		paid-in	Treasury	exploration	equity
	Shares	Amount	Shares	Amount	capital	stock	stage	(deficit)

Balance, December 31, 2010	-	$-	116,893	$117	$310,905	$-	$(777,741)	$(466,719)

Common stock issued for acquisition of subsidiary –NexPhase	-	-	67,500	67	2,699,933	-	-	2,700,000

Common stock issued for conversion of notes payable to non-affiliated related parties	-	-	147,837	148	156,668	-	-	156,816

Common stock issued for conversion of notes payable to third parties	-	-	480,997	481	263,843	-	-	264,324

Common stock issued for consulting services	-	-	24,217	24	95,660	-	-	95,684

Common stock issued to officers for services	-	-	100,000	100	99,900	-	-	100,000

Preferred stock issued to officer for services	150,000	150	-	-	-	-	-	150

Common stock returned for cancelled consulting services	-	-	(14,000)	(14)	(83,986)	-	-	(84,000)

Common stock re-purchased from NexPhase investors	-	-	(244)	-	-	(61,000)	-	(61,000)

Beneficial conversion feature of convertible notes payable	-	-	-	-	810,440	-	-	810,440

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,813,191)	(1,813,191)

Balance, December 31, 2011	150,000	$150	923,200	$923	$4,353,363	$(61,000)	$(2,590,932)	$1,702,504

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Onteco Corporation ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin").  Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California.  Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007.  The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 568 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.

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

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the February 14, 2011, NexPhase has become a wholly-owned subsidiary of the Company.

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”).

Stock Splits

On November 2, 2011, the Company's Board of Directors declared a one for one-thousand reverse stock split of all outstanding shares of common stock.  All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to November 2, 2011.  The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $1,813,191 for the year ended December 31, 2011 and has incurred cumulative losses since inception of $2,590,932.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to its deferred income tax asset valuation allowances.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Onteco Corporation and its wholly-owned subsidiary, NexPhase Lighting, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $0 for the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, the allowance for doubtful accounts was $0 and $0, respectively.

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

Depreciation expense was $9,869 and $0 for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable and notes payable.  The carrying amount of cash, prepaid expenses, payables and notes payable approximates fair value because of the short-term nature of these items.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options”, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing employee options in accordance with ASC Topic 718 “Compensation – Stock Compensation”. The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.   There were no potentially dilutive shares as of December 31, 2011 and 2010.

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

As of December 31, 2011, the Company has $2.989.149 of indefinite lived intangibles assets consisting of intellectual property acquired in the acquisition of NexPhase.  At December 31, 2011 and 2010, the Company has no impaired carrying value of its intangible assets.

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

During the year ended December 31, 2011 and 2010, the Company granted no stock options to the Company's employees, directors and consultants.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

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

Note 4 – Notes Payable – Non-affiliated Related Parties

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
Notes Payable -- Related Parties - Onteco

On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows:

On January 5, 2011, the note was assigned from the web designer to a non-affiliated related party investment firm.  The “Note Conversion Price” shall be adjusted from $0.03 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.
	$2,149	$-	$2,149	$-	$-	$-

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.03. No payments have been made on this note.	5,000	-	5,000	-	-	-

On August 9, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	5,000	-	5,000	5,000	-	5,000

On August 25, 2010 the Company entered into a convertible promissory note with an investor in the amount of $4,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	4,000	-	4,000	4,000	-	4,000

On September 2, 2010 the Company entered into a convertible promissory note with an investor in the amount of $20,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	20,000	-	20,000	20,000	-	20,000

On October 13, 2010 the Company entered into a convertible promissory note with an investor in the amount of $3,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	3,000	-	3,000

On October 29, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 29, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	30,000	-	30,000	-	-	-

On November 4, 2010 the Company entered into a convertible promissory note with an investor in the amount of $19,600. The note is payable on demand, includes bonus interest of $1,600, has no due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	19,600	-	19,600	19,600	-	19,600

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include bonus interest of $500, the note is payable on demand and is convertible at a rate of $0.001 per share. No payments have been made on this note.	5,500	-	5,500	5,500	-	5,500

On November 15, 2010 the Company entered into a convertible promissory note with an investor in the amount of $28,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	28,000	-	28,000

On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	9,300	-	9,300	9,300	-	9,300

On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	-	15,500	7,500	-	7,500

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

As of December 31, 2011, a portion of this note in the amount of $44,500 and accrued interest in the amount of $500 has been sold and assigned by the noteholder to third party investors.

As of December 31, 2011, a portion of the note in the amount of $55,500, plus accrued interest of $7,549, has been converted to Common Stock.  The balance of the note at December 31, 2011 is $0.
	-	-	-	100,000	-	100,000

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	(27)	973	-	-	-

On February 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $21,600. Terms include simple interest at ten percent (10.0%), the note is due on February 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	21,600	(3,195)	18,405	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On March 1, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $60,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, a portion of the note in the amount of $49,000 has been converted to Common Stock.	11,000	(1,833)	9,167	-	-	-

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, the entire note has been converted to Common Stock.	-	-	-	-	-	-

On March 8, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $105,000. Terms include simple interest at ten percent (10.0%), the note is due on March 8, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. As of December 31, 2011, the entire note has been converted to Common Stock.	-	-	-	-	-	-

On March 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on March 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	(574)	2,426	-	-	-

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	(1,367)	4,133	-	-	-

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	(1,616)	4,884	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on April 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, the entire note has been converted to Common Stock.	-	-	-	-	-	-

On April 14, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $17,500. Terms include simple interest at ten percent (10.0%), the note is due on April 14, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	17,500	(5,020)	12,480	-	-	-

On April 15, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $27,000. Terms include simple interest at ten percent (10.0%), the note is due on April 15, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	27,000	(7,819)	19,181

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	(298)	702	-	-	-

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	(595)	1,405	-	-	-

On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	(1,530)	3,470	-	-	-

On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	(806)	1,694	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	(813)	1,687	-	-	-

On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(5,614)	9,386	-	-	-

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	(1,254)	1,746	-	-	-

On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	(1,327)	1,673	-	-	-

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	(3,054)	3,446	-	-	-

On June 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on June 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	(961)	1,039	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	15,000	(8,893)	6,107	-	-	-

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	20,000	(11,857)	8,143	-	-	-

On August 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on August 18, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,500	(1,577)	923	-	-	-

On September 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 13, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	6,000	(4,212)	1,788	-	-	-

On September 22, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on September 22, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,000	(726)	274	-	-	-

On September 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on September 28, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(1,189)	811	-	-	-

On October 6, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,800. Terms include simple interest at ten percent (10.0%), the note is due on October 6, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	5,800	(444)	5,356	-	-	-

On October 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,700. Terms include simple interest at ten percent (10.0%), the note is due on October 21, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,700	(548)	1,152	-	-	-

On November 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on November 23, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(717)	1,283	-	-	-

On December 5, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	(4,273)	7,227	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 100,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 including premium interest of ten percent (10.0%) ($2,500), the note is due on June 30, 2012. Payments totaling $7,453 have been made on this note as of September 30, 2011.	20,048	-	20,048	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. Payments totaling $1,490 have been made on this note as of September 30, 2011.	4,010	-	4,010	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 24,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 including premium interest of ten percent (10.0%) ($600), the note is due on June 30, 2012. No payments have been made on this note.	6,600	-	6,600	-	-	-

On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-	5,500	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 80,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $22,000 including premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012. On June 21 2011, a payment in the amount of $2,200 was made on this note. Payments totaling $5,962 have been made on this note as of September 30, 2011.	16,038	-	16,038	-	-	-

Subtotal Notes Payable -- Related Parties - Onteco	402,345	(72,139)	330,206	173,900	-	173,900

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
Notes Payable -- Related Parties - NexPhase
On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 8, 2011, the Note was assigned to Onteco.	-	-	-	-	-	-

On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 1, 2011, the Note was assigned to Onteco.	-	-	-	-	-	-

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

On October 26, 2011, the note, plus accrued interest of $8,124, was sold and assigned to a thrid party investment firm by the holder.
	-	-	-	-	-	-

On December 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-	10,000	-	-	-

On December 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	40,000	-	40,000	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-	10,000	-	-	-

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-	15,000	-	-	-

On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-	10,000	-	-	-

On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	-	12,000	-	-	-

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at twelve percent (12.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,500	(2,117)	10,383	-	-	-

On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at twelve percent (12.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	(3,880)	16,120	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	(3,552)	6,448	-	-	-

On May 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	30,000	(11,885)	18,115	-	-	-

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(6,270)	8,730	-	-	-

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $16,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	16,000	(7,519)	8,481	-	-	-

On June 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	(23,907)	26,093	-	-	-

On July 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $14,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 13, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	14,000	(7,458)	6,542	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 27, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(8,565)	6,435	-	-	-

On August 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 1, 2012 and is convertible at the option of the holder at a price of $0.001.	40,000	(23,387)	16,613	-	-	-

On August 30, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 30, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	(3,319)	1,681	-	-	-

On August 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 31, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	(6,666)	3,334	-	-	-

On November 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at twelve percent (12.0%), the note is due on November 1, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	25,000	(8,361)	16,639	-	-	-

Subtotal Notes Payable -- Related Parties -- NexPhase	359,500	(116,886)	242,614	-	-	-

Total Notes Payable -- Related Parties	$761,845	$(189,025)	$572,820	$173,900	$-	$173,900

Note 5 – Notes Payable – Third Parties

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771,667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-	$53,150	$53,150	$-	$53,150

On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-	8,580	8,580	-	8,580

On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-	30,360	30,360	-	30,360

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

On January 5, 2011, the note was assigned to a related party investment firm.
	-	-	-	3,465	-	3,465

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-	2,500	2,500	-	2,500

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at eight percent (8.0%), the note is due on December 5, 2011 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, the note has been converted to Common Stock.	-	-	-	-	-	-

On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, the note has been converted to Common Stock.	-	-	-	-	-	-

On April 28 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $56,000. Terms include simple interest at eight percent (8.0%), the note is due on January 31 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of December 31, 2011, a portion of the note in the amount of $35,500 has been converted to Common Stock.	20,500	(1,524)	18,976	-	-	-

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at eight percent (8.0%), the note is due on March 22, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	53,000	(10,497)	42,503	-	-	-

On August 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on April 24, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(7,069)	7,931	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On September 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at eight percent (8.0%), the note is due on June 6, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	(18,877)	31,123	-	-	-

On October 26, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	(9,835)	2,165	-	-	-

On October 26, 2011 the Company entered into a convertible promissory note with a an investment firm in the amount of $78,124. Terms include simple interest at twelve percent (12.0%), the note is due on June 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice.

The note was assigned from a non-affiliated related party investment firm.  No payments have been made on this note.

As of December 31, 2011, a portion of the note in the amount of $38,124 has been converted to Common Stock.
	40,000	(29,180)	10,820	-	-	-

On November 4, 2011 the Company entered into a convertible promissory note with a an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on December 31, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note was assigned from a non-affiliated related party investment firm. No payments have been made on this note. As of December 31, 2011, the note has been converted to Common Stock.	-	-	-	-	-	-

On November 10, 2011 the Company entered into a convertible promissory note with a an investment firm in the amount of $25,000. Terms include simple interest at eight percent (8.0%), the note is due on November 10, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. The note was assigned from a non-affiliated related party investment firm. No payments have been made on this note. As of December 31, 2011, the note has been converted to Common Stock.	-	-	-	-	-	-

	December 31, 2011			December 31, 2010
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 5, 2011 the Company entered into a convertible promissory note with a an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a the lesser of par ($0.001) or a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice.

The note was assigned from a non-affiliated related party investment firm.  No payments have been made on this note.

As of December 31, 2011, a portion of the note in the amount of $6,800 has been converted to Common Stock.
	18,200	(6,763)	11,437	-	-	-

Total - Notes Payable -- Third Parties	$313,290	$(83,745)	$229,545	$108,055	$-	$108,055

Note 6 – Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer. Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000. The agreement expires on December 31, 2013.

During the years ended December 31, 2011 and 2010, the Company recorded executive compensation expenses to the Company's chief executive officer; $180,000 and $180,000 respectively, resulting in an accrued employee compensation liability of $488,000 at December 31, 2011.

On November 25, 2010, effective with the change in control, the chief executive officer resigned. The executive compensation agreement remains in effect through December 31, 2013.

Note 7 – Stockholders’ Equity (Deficit) and Common Stock

On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authorized capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “January 2011 Amendment”). The January 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On November 2, 2011, the Company's Board of Directors declared a one for one-thousand reverse stock split of all outstanding shares of common stock. On November 2, 2011, certain shareholders holding in the aggregate a majority of the voting rights of the corporation pursuant to written consent resolutions authorized and approved the Reverse Stock Split.  All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to November 2, 2011.  The total number of authorized common shares and the par value thereof was not changed by the split.

On November 4, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “November 2011 Amendment”). The November 2011 Amendment was filed with the Nevada Secretary of State on November 14, 2011 increasing our authorized capital from 750,000,000 shares of common stock to 2,000,000,000 shares of common stock, par value $0.001.  The authorized preferred stock of 100,000,000 shares remains unchanged.

On April 3, 2012, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2012 Amendment”). The 2012 Amendment was filed with the Nevada Secretary of State on April 3, 2012 reducing our authorized capital from 2,000,000,000 shares of common stock to 300,000,000 shares of common stock, par value $0.001, and reducing the authorized capital of preferred stock from 100,000,000 to 10,000,000 shares, par value $0.001.

The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:  On December 12, 2007, the Court ordered the distribution of shares in the Company to all general unsecured creditors of Arrin Systems, Inc.  ("Arrin"), with these creditors to receive one share in InfoSpi for each $2,940 of Arrin’s debt which they held. These creditors received an aggregate of 568 shares in the Company on December 31, 2007.

On February 4, 2008 the Company issued a total of 4,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $1.00 per share.

The Court also ordered the distribution of shares and warrants in the Company to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $100 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000 common shares in the Company and 5,000 warrants.

On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 35,853 shares of restricted common stock at $3.00 per share in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. Factors considered by the Board in determining the fair value of the 35,853 shares of common stock included:

1.	A lack of observable market price because of the minimal volume of shares that had been traded on any independent market since inception of the Company,
2.	The large number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
3.	The Company’s issuance of 28,572 shares for 5,000 warrants converted to common stock effective September 22, 2009 at an issuance price of $0.001 per share,
4.	The unregistered status of the shares which limits the marketability of the shares,
5.	The fact that issuance of these shares does not change who is in control of the Company, and
6.	The estimated value of the services provided.

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the warrants and authorized the exchange of 5,000 warrants and issuance of an aggregate 28,572 shares of our common stock at a per share price of $0.001 (par value).

On October 7, 2010, the Board of Directors approved the issuance of 14,400 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 19, 2010 in the amount of $15,400 including bonus interest. In accordance with the terms of the note, the shares were issued at $1.069 per share.

Effective on November 25, 2010, in accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 12,500 shares of restricted common stock to Svorai at $1.00 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 12,500 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us.

On December 1, 2010, we entered into an agreement (the “FIS Agreement”) with Financial Insights & Solutions Inc. (“FIS”). In accordance with the terms and provisions of the FIS Agreement: (i) FIS shall provide consulting services to us in the form of a senior administrator support for business transactions and coordination of outside legal and accounting services and other corporation matters and general business counsel relating to our overall business; (ii) we shall pay FIS an hourly rate of $175.00 for performance of such services; and (iii) issue to FIS 4,000 shares of our restricted common stock.

On December 10, 2010, we entered into a consulting agreement (the “CEC Consulting Agreement”) with Corporate Excellence Consulting LLC (“CEC”). In accordance with the terms and provisions of the CEC Consulting Agreement: (i) CEC shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to CEC 16,000 shares of our restricted common stock.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000 shares of common stock, which have been cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000 shares as settlement for services rendered by CEC to us.

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.

The parties agreed to value the transaction as follows: value based on the patent appraisal and other corporate asset and on-going operations of $18,000,000; agreed discount to value based on the cost to “perfect” the patent and need for additional capital funding to maintain the on-going operations of the subsidiary $17,400,000; agreed value of the transaction: $600,000; agreed number of shares issued 67,500.

On February 25, 2011, the Board of Directors approved the issuance of 1,316 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 10, 2010 in the amount of $1,316. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On March 10, 2011, the Board of Directors approved the issuance of 4,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On March 15, 2011, we entered into a consulting agreement with Kodiak Capital (“Kodiak”). In accordance with the terms and provisions of the agreement: (i) Kodiak shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Kodiak 1,667 shares of our restricted common stock.

On March 17, 2011, we entered into a consulting agreement with Tracy Clinton (“Clinton”). In accordance with the terms and provisions of the agreement: (i) Clinton shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Clinton 100 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Eric Weinberger (“Weinberger”). In accordance with the terms and provisions of the agreement: (i) Weinberger shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Weinberger 1,000 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Dominick Falso (“Falso”). In accordance with the terms and provisions of the agreement: (i) Falso shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Faslo 1,250 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Michael Zoyes (“Zoyes”). In accordance with the terms and provisions of the agreement: (i) Zoyes shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Zoyes 1,000 shares of our restricted common stock.

On March 23, 2011, the Board of Directors approved the issuance of 2,033 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $6.15 per share.

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

Therefore, as of April 11, 2011, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

On March 31, 2011 the Company entered into a stock repurchase agreement with five NexPhase investors to repurchase 244 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal and premium interest of ten percent (10.0%), the note is due on June 30, 2012.

On April 5, 2011, we entered into a consulting agreement with Virmmac, LLC (“Virmmac”). In accordance with the terms and provisions of the agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 1,200 shares of our restricted common stock.

On April 7, 2011, the Board of Directors approved the issuance of 9,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $9,500. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On April 7, 2011, the Board of Directors approved the issuance of 9,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $18,000. In accordance with the terms of the note, the shares were issued at $2.00 per share.

On April 13, 2011, the Board of Directors approved the issuance of 1,875 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $7,500. In accordance with the terms of the note, the shares were issued at $4.00 per share.

On May 4, 2011, the Board of Directors approved the issuance of 5,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On May 23 2011, we entered into a consulting agreement with Charles Neustein (“Neustein”). In accordance with the terms and provisions of the agreement: (i) Neustein shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Neustein 1,000 shares of our restricted common stock.

On May 23, 2011, the Board of Directors approved the issuance of 10,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $10,500. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On May 26, 2011, the Board of Directors approved the issuance of 3,077 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $3.25 per share.

On June 7, 2011, we entered into a consulting agreement with Virmmac, LLC (“Virmmac”). In accordance with the terms and provisions of the agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 2,000 shares of our restricted common stock.

On June 10, 2011, the Board of Directors approved the issuance of 11,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On June 20, 2011, the Board of Directors approved the issuance of 12,0000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On June 21, 2011, the Board of Directors approved the issuance of 4,396 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $20,000. In accordance with the terms of the note, the shares were issued at $4.55 per share.

On July 20, 2011, the Board of Directors approved the issuance of 10,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On August 23, 2011, the Board of Directors approved the issuance of 10,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On August 23, 2011, the Board of Directors approved the issuance of 10,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On August 23, 2011, the Board of Directors approved the issuance of 4,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On August 24, 2011, the Board of Directors approved the issuance of 9,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On September 1, 2011, the Board of Directors approved the issuance of 15,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $15,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On September 3, 2011, the Board of Directors approved the issuance of 11,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On September 8, 2011, the Board of Directors approved the issuance of 14,450 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $26,500. In accordance with the terms of the note, the shares were issued at $1.83 per share.

On September 12, 2011, the Board of Directors approved the issuance of 16,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $16,500. In accordance with the terms of the note, the shares were issued at $1.00 per share.

On September 15, 2011, the Board of Directors approved the issuance of 5,218 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $2.30 per share.

On September 21, 2011, the Board of Directors approved the issuance of 4,546 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $2.20 per share.

On September 27, 2011, the Board of Directors approved the issuance of 10,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $1.20 per share.

On October 14, 2011, the Board of Directors approved the issuance of 12,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.80 per share.

On October 20, 2011, the Board of Directors approved the issuance of 10,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $8,000. In accordance with the terms of the note, the shares were issued at $0.80 per share.

On October 28, 2011, the Board of Directors approved the issuance of 9,375 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $7,500. In accordance with the terms of the note, the shares were issued at $0.80 per share.

On October 28, 2011, the Board of Directors approved the issuance of 11,606 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $8,124. In accordance with the terms of the note, the shares were issued at $0.70 per share.

On October 28, 2011, the Board of Directors approved the issuance of 15,000 unregistered common shares as compensation to FIS, a consultant to the Company. The shares were valued at $1.00 per share for a total of $15,000, based on the fair value of the services received.

On October 29, 2011, the Board of Directors approved the issuance of 30,000 unregistered common shares as recognition of business development accomplishment by NexPhase Lighting, Inc. to John Cooper, an employee of the Company. The shares were valued at $1.00 per share for a total of $30,000, based on the fair value of the services received.

Effective October 31, 2011, the Board of Directors of the Company authorized the issuance of an aggregate 150,000 shares of Series A Preferred stock and an aggregate 70,000 shares of restricted common stock to Dror Svorai, its President/Chief Executive Officer and a member of the Board of Directors (“Svorai”). The Board of Directors had previously authorized the creation of 1,000,000 shares of preferred stock from the Corporation’s authorized capital. The Board of Directors further designated and authorized the issuance 150,000 shares of Series A Preferred Stock and 70,000 shares of common stock to Svorai for the period November 24, 2010 through November 23, 2011 based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Svorai and his continuous dedication and loyalty to the Company.  The common shares were valued at $1.00 per share for a total of $70,000, based on the fair value of the services received.  The preferred shares were valued at $150, or $0.001 per share.

The shares of Series A Preferred stock carry certain rights and preferences, including voting rights consisting of ten thousand votes for each one share of Series A Preferred stock. The shares of Series A preferred stock are convertible into shares of common stock on a one-to-one thousand share basis.

On November 4, 2011, the Board of Directors approved the issuance of 3,919 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $2,900. In accordance with the terms of the note, the shares were issued at $0.10 per share.

On November 8, 2011, the Board of Directors approved the issuance of 17,094 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 4, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.60 per share.

On November 11, 2011, the Board of Directors approved the issuance of 20,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.50 per share.

On November 15, 2011, the Board of Directors approved the issuance of 18,868 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 4, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.53 per share.

On November 16, 2011, the Board of Directors approved the issuance of 27,778 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 10, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $0.45 per share.

On November 18, 2011, the Board of Directors approved the issuance of 20,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.45 per share.

On November 21, 2011, the Board of Directors approved the issuance of 17,391 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $8,000. In accordance with the terms of the note, the shares were issued at $0.46 per share.

On November 29, 2011, the Board of Directors approved the issuance of 18,333 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $0.30 per share.

On November 29, 2011, the Board of Directors approved the issuance of 20,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $2,000. In accordance with the terms of the note, the shares were issued at $0.10 per share.

On November 30, 2011, the Board of Directors approved the issuance of 35,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 10, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $0.36 per share.

On December 7, 2011, the Board of Directors approved the issuance of 16,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $0.25 per share.

On December 9, 2011, the Board of Directors approved the issuance of 16,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $0.25 per share.

On December 13, 2011, the Board of Directors approved the issuance of 34,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 5, 2011 in the amount of $6,800. In accordance with the terms of the note, the shares were issued at $0.20 per share.

On December 13, 2011, the Board of Directors approved the issuance of 20,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $3,000. In accordance with the terms of the note, the shares were issued at $0.15 per share.

On December 14, 2011, the Board of Directors approved the issuance of 16,667 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $0.21 per share.

On December 20, 2011, the Board of Directors approved the issuance of 16,667 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $0.21 per share.

On December 23, 2011, the Board of Directors approved the issuance of 16,667 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $0.21 per share.

On December 23, 2011, the Board of Directors approved the issuance of 40,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $0.15 per share.

On December 29, 2011, the Board of Directors approved the issuance of 17,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $0.20 per share.

Note 8 – Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of December 31, 2011.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry-forwards.  The Company has incurred net operating losses of $2,590,932, which begin to expire in 2027.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry-forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry-forwards and, therefore, no deferred tax asset has been recognized for the loss carry-forwards.  The net deferred tax asset is approximately $nil as of December 31, 2011 and 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2011 and 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

			For the Period
			December 31, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2011	2010	2011

Net operating losses carried forward	$1,813,191	$601,619	$2,590,932
Statutory tax rate	37.6%	37.6%	37.6%
Effective tax rate	-	-	-
Deferred tax asset	682,000	226,000	974,000
Valuation allowance	(682,000)	(226,000)	(974,000)

Actual tax expense	$-	$-	$-

Note 9 – Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

See Note 4 – Notes Payable – Non-affiliated Related Parties and Note 7 – Stockholders’ Equity (Deficit) and Common Stock for additional related party disclosures..

Note 10 – Commitments and Contingencies

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

2012	$48,264
2013	$48,264
2014	$3,794

During the years ended December 31, 2011 and 2010, the company executed a series of notes payable as reflected in the schedule presented in Note #4 and #5.

Note 11 – Consulting Agreement

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

Note 12 – Subsequent Events

On January 4, 2012, the Board of Directors approved the issuance of 18,422 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $0.19 per share.

On January 24, 2012, the Board of Directors authorized the issuance of an aggregate 50,000,000 shares of its restricted common stock at a per share price of $0.001. Of the 50,000,000 shares of restricted common stock issued, an aggregate 30,000,000 shares were issued to Dror Svorai, the President/Chief Executive Officer of the Company, in recognition of his outstanding services, loyalty and dedication to the Company during the period of November 23, 2011 through January 23, 2011. Of the 50,000,000 shares of restricted common stock issued, an aggregate 20,000,000 shares were issued to Jon Cooper, the President of NexPhase Lighting Inc., in recognition of his business accomplishments to the Company during fiscal year 2011.

On January 17, 2012, the Board of Directors approved the issuance of 45,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $1,350. In accordance with the terms of the note, the shares were issued at $0.03 per share.

On January 25, 2012, the Board of Directors approved the issuance of 1,178,976 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $21,600. In accordance with the terms of the note, the shares were issued at $0.02 per share.

On January 25, 2012, the Board of Directors approved the issuance of 53,884 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 18, 2011 in the amount of $1,078. In accordance with the terms of the note, the shares were issued at $0.02 per share.

On January 25, 2012, the Board of Directors approved the issuance of 17,140 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 21, 2011 in the amount of $343. In accordance with the terms of the note, the shares were issued at $0.02 per share.

On January 27, 2012, the Board of Directors approved the issuance of 214,286 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.056 per share.

On January 30, 2012, the Board of Directors approved the issuance of 2,700,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 29, 2010 in the amount of $27,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On January 30, 2012, the Board of Directors approved the issuance of 227,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 5, 2011 in the amount of $18,200. In accordance with the terms of the note, the shares were issued at $0.08 per share.

On February 1, 2012, the Board of Directors approved the issuance of 2,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 15, 2010 in the amount of $28,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On February 2, 2012, the Board of Directors approved the issuance of 67,115 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0745 per share.

On February 15, 2012, the Board of Directors approved the issuance of 148,148 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.0675 per share.

On February 15, 2012, the Board of Directors approved the issuance of 107,259 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $7,240. In accordance with the terms of the note, the shares were issued at $0.0675 per share.

On February 17, 2012, the Board of Directors approved the issuance of 274,726 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $0.0455 per share.

On February 21, 2012, the Board of Directors approved the issuance of 277,778 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $15,000. In accordance with the terms of the note, the shares were issued at $0.054 per share.

On February 21, 2012, the Board of Directors approved the issuance of 2,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 15, 2012 in the amount of $25,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On February 27, 2012, the Board of Directors approved the issuance of 3,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 24, 2011 in the amount of $30,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On March 1, 2012, the Board of Directors approved the issuance of 3,400,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,400. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 1, 2012, the Board of Directors approved the issuance of 3,600,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,600. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 1, 2012, the Board of Directors approved the issuance of 3,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,800. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 1, 2012, the Board of Directors approved the issuance of 4,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 8, 2012, the Board of Directors approved the issuance of 434,783 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.0276 per share.

On March 14, 2012, the Board of Directors approved the issuance of 434,783 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.023 per share.

On March 15, 2012, the Board of Directors approved the issuance of 1,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On March 20, 2012, the Board of Directors approved the issuance of 2,200,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $0.005 per share.

On March 20, 2012, the Board of Directors approved the issuance of 1,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.005 per share.

On March 22, 2012, the Board of Directors approved the issuance of 426,394 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,395. In accordance with the terms of the note, the shares were issued at $0.015 per share.

On March 27, 2012, the Board of Directors approved the issuance of 469,364 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $8,120. In accordance with the terms of the note, the shares were issued at $0.0173 per share.

On March 29, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 9, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On March 30, 2012, the Board of Directors approved the issuance of 1,357,302 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $10,180. In accordance with the terms of the note, the shares were issued at $0.0745 per share.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm effective December 5, 2010 and to current date is Drake & Klein, CPAs.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Following the recent change in control the following steps have been implemented:

(a)	The new public accounting firm Drake & Klein CPAs has been engaged to review and or audit our restated financial statements beginning with the quarterly report for period ended September 30, 2009.

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

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2011 and 2010 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Dror Svorai, current	2010	-0-	-0-	62,500	(1)	-0-	-0-	-0-	-0-	62,500
President and CEO	2011	-0-	-0-	70,150	(2)	-0-	-0-	-0-	-0-	70,150

Haim Mayan, prior	2010	330,000	-0-	14,515	(3)	-0-	-0-	-0-	-0-	344,515
President and CEO	2011	180,000	-0-	-0-		-0-	-0-	-0-	-0-	180,000

(1)	This amount represents the basis of the 12,500,000 shares of common stock issued at $0.005 per share.
(2)	This amount represents the basis of the 70,000 shares of common stock issued at $1.00 per share and the 150,000 shares of Series A Preferred stock at $0.001 per share.
(3)	This amount represents the basis of the 14,515,810 shares of common stock issued at $0.001 per share.

Of the amount of $180,000 earned as executive compensation by Haim Mayan during fiscal year ended December 31, 2011, we paid an aggregate of $-0- leaving $488,000 as accrued employee compensation liability. Of the amount of $330,000 earned as executive compensation by Haim Mayan during fiscal year ended December 31, 2010, we paid an aggregate of $22,000. We entered into an employment agreement with Haim Mayan effective January 11, 2010 (the “Mayan Employment Agreement”). See  “- Employment Agreement” below.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2011

We do not have a stock option plan.

DIRECTOR COMPENSATION TABLE

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2011 and 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dror Svorai
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Haim Mayan
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENT

As of the date of this Annual Report, we have entered into an executive employment agreement with our prior Chief Executive Officer/President as follows. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

President/Chief Executive Officer

As of January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our prior Chief Executive Officer/President, Haim Mayan, (the “Mayan Employment Agreement”). In accordance with the terms and provisions of the Mayan Employment Agreement, we are to pay compensation of $15,000 monthly and an inception bonus of $150,000. The Mayan Employment Agreement expires on December 31, 2013. During fiscal year ended December 31, 2011, we paid $-0- resulting in an accrued employee compensation liability of $488,000.

Mr. Mayan resigned effective November 25, 2010. As of the date of this Annual Report, the Mayan Employment Agreement remains in effect.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 100,966,060 post-Reverse Stock Split shares of common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)

Officers and Directors:
Dror Svorai 19495 Biscayne Blvd. Suite 411 Aventua, Florida 33180	30,134,962	(2)	29.85%

10% or Greater Owners

Jon Cooper 7301 Wiles Road, Unit 103 Coral Springs, Florida 33067	20,000,000		19.81%

(1)	Based on 100,966,060 post-Reverse Stock Split shares of common stock issued and outstanding as of the date of this Annual Report.
(2)
Mr. Svorai holds of record 30,134,962 shares of common stock. Mr. Svorai also holds of record 150,000 shares of Series A Preferred Stock, which if converted in accordance with the conversion terms of one share of Series A Preferred Stock for 1,000 shares of common stock, would result in the issuance of 150,000,000 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2011.

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

 During fiscal year ended December 31, 2011, we incurred approximately $26,500  in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011. During fiscal year ended December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended December 31, 2010, we incurred approximately $5,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010. During fiscal year ended December 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15.	EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment as filed with the Nevada Secretary of State on July 22, 2010. (2)

3.1.3	Certificate of Amendment as filed with the Nevada Secretary of State on January 19, 2011 (3).

3.1.4	Certificate of Amendment as filed with the Nevada Secretary of State on March 29, 2011 (8)

3.1.5	Certificate of Amendment as filed with the Nevada Secretary of State on November 14, 2011 (9).

3.1.6	Certificate of Amendment as filed with the Nevada Secretary of State on April 3, 2012. (10)

3.2	Bylaws (1)

10.1	Share Exchange Agreement between InfoSpi Inc., NexPhase Lighting Inc. and the shareholders of NexPhase Lighting Inc. dated February 14, 2011. (4)

10.2	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase Lighting Inc. (5)

16. 1	Letter from Cornell, Beale and Leigh, LLC dated December 14, 2010. (6)

16.2	Letter from Randall N. Drake, CPA, dated January 5, 2011 regarding confirmation of Section 4.02(b)(3). (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 28, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 , 2011.
(4)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22 , 2011.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.
(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.
(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.
(8)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.
(9)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2011.
(10)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012.

ONTECO CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTECO CORPORATION

Dated: April 16, 2012	By:	/s/ DROR SVORAI
Dror Svorai,
President/Chief Executive Officer

Dated: April 16, 2012	By:	/s/ DROR SVORAI
Dror Svorai,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2011	By:	/s/ DROR SVORAI
Director