Form 10-K/A
period 2011-12-31
Onteco Corp
filed 2012-05-21
CIK 1427352

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

This Annual Report is being amended to include a footnote in the financial statements regarding the acquisition of NexPhase Lighting Inc., a privately held Florida corporation, and to include an additional convertible note in the disclosure regarding material commitments.

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

•
On October 29, 2010, we entered into a convertible promissory demand note with an investment firm in the amount of $30,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate which is the greater of: (i) twice the par value of the common stock; or (ii) 75% discount to the market closing bid price  on the dagte of the conversion notice. The note is due on October 29, 2011. No payments have been made on this note. The note is currently in default.

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

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets:
Cash in banks	$41,804	$62,428
Due from NexPhase Lighting	-	35,150
Accounts receivable	2,251	-
Inventories	74,947	-
Project development costs	-	27,600

Total current assets	119,002	125,178

Fixed assets:
Property and equipment, net	103,844	-

Other assets:
Security deposits	11,709	-
Intellectual property	2,989,149	-

Total other assets	3,000,858	-

Total assets	$3,223,704	$125,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$112,046	$1,942
Accrued interest	65,011	-
Accrued employee compensation	538,000	308,000
Sales tax payable	2,678	-
Advances from non-affiliated related parties	1,100	-
Notes payable, non-affiliated related parties	572,820	173,900
Notes payable, third parties	229,545	108,055
Total current liabilities	1,521,200	591,897

Other liabilities	-	-

Total liabilities	1,521,200	591,897

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 shares authorized, 150,000 and no
shares issued and outstanding at December 31, 2011 and 2010, respectively	150	-
Common stock $.001 par value 2,000,000,000 and 350,000,000 shares authorized,
923,444 and 116,893 shares issued and 923,200 and 116,893
shares outstanding at December 31, 2011 and 2010, respectively	923	117
Additional paid-in capital	4,353,363	310,905
Treasury stock, at cost (244 shares)	(61,000)	-
Deficit accumulated during the development stage	(2,590,932)	(777,741)
Total stockholders' equity (deficit)	1,702,504	(466,719)

Total liabilities and stockholders' equity (deficit)	$3,223,704	$125,178

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

As of December 31, 2011, the Company has $2.989.149 of indefinite lived intangibles assets consisting of intellectual property acquired in the acquisition of NexPhase.  The Company determined there were no impairments to the carrying values of goodwill or intellectual property as of December 31, 2011.

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

Note 10 – Acquisition

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

The acquisition has been accounted for under the purchase method. Management’s estimate of the fair value of the identifiable, intangible assets acquired was $2,988,607.

The following table summarizes the consideration given for NexPhase and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

67,500 shares of Onteco Corporation common stock	$2,700,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$14,942
Property and equipment, net	34,560
Security deposits	4,120
Accounts payable	(549)
Accrued interest	(11,530)
Notes payable, related parties	(330,150)
Total identifiable net assets	(288,607)

Intangible assets	2,988,607

$2,700,000
Intangible assets consisting of intellectual property were valued by an independent valuation firm based on the discounted projected cash flows and have an indefinite life.

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

Note 13 – Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined balance sheet and statement of operations is presented to illustrate the estimated effects of the NexPhase Acquisition Agreement. The unaudited pro forma combined balance sheet and statement of operations was prepared using the historical balance sheet and statement of operations of the Company and the historical balance sheet and statement of operations of NexPhase. The unaudited pro forma combined balance sheet and statement of operations should be read in conjunction with the Company's audited statement of operations for the year ended December 31, 2011.

The unaudited pro forma combined balance sheet and statement of operations for the year ended December 31, 2010 assumes that the NexPhase Agreement was consummated at April 30, 2010 (date of Inception of NexPhase).

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 (UNAUDITED)

	Onteco	NexPhase
	Corporation	Lighting, Inc.	Pro Forma
	Historical	Historical	Adjustments	Ref	Combined
		(1)
Revenues	$-	$-	$-		$-

Cost of goods sold	-	-	-		-

Gross profit	-	-	-		-

Operating expenses	587,364	106,782	-		694,146

Loss from operations	(587,364)	(106,782)	-		(694,146)

Other expense	(14,255)	(15,330)	-		(29,585)

Net (loss) income	$(601,619)	$(122,112)	$-		$(723,731)

Net loss per common share - basic and diluted	$7.87	$(0.01)	$-		$(5.03)

Weighted average number of common shares
outstanding - basic and diluted	76,397	23,428,564	(23,361,064)	(2)	143,897

(1)	Represents audited results of operations of NexPhase Lighting, Inc.from April 30, 2010 (Inception) to December 31, 2011.

(2)
The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if NexPhase Lighting, Inc. was acquired on April 30, 2010(Inception).

UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
DECEMBER 31, 2010 (UNAUDITED)

	Onteco Coporation Historical	NePhase Lighting, Inc. Historical	Pro Forma Adjustments	Ref	Combined
ASSETS
Current assets:
Cash	$62,428	$14,942	$-		$77,370
Due from NexPhase Lighting	35,150	-	-		35,150
Project development costs	27,600	-	-		27,600

Total current assets	125,178	14,942	-		140,120

Property and equipment, net	-	34,560	-		34,560

Non-current assets:
Intangible assets	-	233,045	2,755,562	(1)	2,988,607
Security deposits	-	4,120	-		4,120

Total assets	$125,178	$286,667	$2,755,562		$3,167,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,942	$549	$-		$2,491
Accrued Interest	-	11,530	-		11,530
Accrued employee compensation	308,000	-	-		308,000
Notes payable, non-affiliated related parties	173,900	330,150	-		504,050
Notes payable, third parties	108,055	-	-		108,055
Total current liabilities	591,897	342,229	-		934,126

Noncurrent liabilities	-	-	-		-

Total liabilities	591,897	342,229	-		934,126

Commitments and contingencies:

Shareholders' equity	(466,719)	(55,562)	2,755,562	(2)	2,233,281

Total liabilities and shareholders' equity	$125,178	$286,667	$2,755,562		$3,167,407

(1) Represents identified intangibles of $2,988,607 as a result of the purchase price allocation of the acquired assets and liabilities of NexPhase Lighting, Inc. assuming the transaction occurred on December 31, 2011.  The accounting of the excess of the purchase price paid over the fair value of the assets and liabilities acquired were valued by an independent valuation firm and have been identified as intellectual property with an indefinite life.

(2) The following adjustments were made to the equity accounts:

To eliminate existing common stock of NexPhase Lighting, Inc.	$(5,562)
To eliminate existing additional paid in capital of NexPhase Lighting, Inc.	(60,988)
To eliminate accumulated deficit of NexPhase Lighting, Inc.	122,112
Record common stock issunace to NexPhase Shareholders per Exchange Agreement, at par	67
Record additional paid in capital from NexPhase Exchange Agreement share issuance	2,699,933

$2,755,562

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ONTECO CORPORATION

Dated: May 21 , 2012	By:	/s/ DROR SVORAI
Dror Svorai,
President/Chief Executive Officer

Dated: May 21 , 2012	By:	/s/ DROR SVORAI
Dror Svorai,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 21 , 2011	By:	/s/ DROR SVORAI
Director