Form 10-Q
period 2012-03-31
Onteco Corp
filed 2012-05-21
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53104

ONTECO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0335743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19495 Biscayne Blvd., Suite 411 Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

(305) 932-9795
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.           Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of as of May 7, 2012 the registrant had 125,722,769 shares of its Common Stock, $0.001 par value, outstanding.

ONTECO CORPORATION AND SUBSIDIARY
FORM 10-Q
MARCH 31, 2012
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the period December 31, 2007 (Inception) to March 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and 2011 and for the period December 31, 2007 (Inception) to March 31, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7 - 29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1.A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

SIGNATURES		42

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash in banks	$3,811	$41,804
Accounts receivable	-	2,251
Inventories	79,345	74,947
Total current assets	83,156	119,002

Fixed assets:
Property and equipment, net	102,066	103,844

Other assets:
Security deposits	11,709	11,709
Intellectual property	2,989,149	2,989,149

Total other assets	3,000,858	3,000,858

Total assets	$3,186,080	$3,223,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$56,117	$112,046
Accrued interest	75,328	65,011
Accrued employee compensation	533,000	538,000
Sales tax payable	2,678	2,678
Advances from non-affiliated related parties	13,690	1,100
Notes payable, non-affiliated related parties	553,533	572,820
Notes payable, third parties	178,869	229,545
Total current liabilities	1,413,215	1,521,200

Other liabilities	-	-

Total liabilities	1,413,215	1,521,200

Commitments and contingencies (Note 9)	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 and 100,000,000 shares authorized,
150,000 shares issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	150	150
Common stock $.001 par value 300,000,000 and 2,000,000,000 shares authorized,
93,766,304 and 923,444 shares issued and 93,766,060 and 923,200
shares outstanding at March 31, 2012 and December 31, 2011, respectively	93,766	923
Additional paid-in capital	5,312,037	4,353,363
Treasury stock, at cost (244 shares)	(61,000)	(61,000)
Deficit accumulated during the exploration stage	(3,572,088)	(2,590,932)
Total stockholders' equity (deficit)	1,772,865	1,702,504

Total liabilities and stockholders' equity (deficit)	$3,186,080	$3,223,704

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			For the Period
			December 31, 2007
			(Inception) to
	For the Three Months Ended March 31,		March 31,
	2012	2011	2012

Revenue	$-	$45,166	$380,216

Cost of goods sold	828	10,306	188,590

Gross profit	(828)	34,860	191,626

Operating expenses:
General and administrative	42,170	94,570	337,589
Investor relations	-	-	145,512
Occupancy - Headquarters	12,941	-	90,847
Officer compensation	63,000	41,500	676,676
Professional fees	6,200	31,055	156,155
Staff compensation	36,368	92,750	458,016
Stock-based compensation	-	-	405,205
Depreciation	7,928	2,415	17,797
Total operating expenses	168,607	262,290	2,287,797

Loss from operations	(169,435)	(227,430)	(2,096,171)

Other expenses:
Loss on dispotion of assets	-		567
Loss on settlement of debt (Note 8)	551,000	-	551,000
Interest expense	260,721	10,388	895,750
Write-off of project development costs	-	-	27,600
Write-off of amount due from other	-	-	1,000
Total other expenses	811,721	10,388	1,475,917

Net loss	$(981,156)	$(237,818)	$(3,572,088)

Net loss per share - Basic and diluted	$(0.02)	$(1.55)

Weighted average number of shares
oustanding during the period -
Basic and diluted	53,085,217	153,582

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			December 31, 2007
			(Inception) to
	For the Three Months Ended March 31,		March 31,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(981,156)	$(237,818)	$(3,572,088)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,982	2,415	17,851
Loss on settlement of debt	551,000	-	551,000
Stock-based compensation	-	-	170,055
Stock issued for services	-	-	315,834
Cancellation of stock issued for services	-	-	(84,000)
Write-off of project development costs	-	-	27,600
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	16,407	10,388	113,162
Interest accrued on notes payable, third parties	2,095	-	14,447
Accretion of beneficial conversion feature as interest expense	242,219	-	779,888
Changes in operating assets and liabilities:
Due from NexPhase Lighting	-	(52,500)	-
Accounts Receivable	2,251	(6,900)	-
Inventories	(4,398)	-	(79,345)
Prepaid expenses	-	(541)	-
Security deposits	-	(7,589)	(7,589)
Accounts payable	(55,929)	(1,991)	55,568
Sales tax payable	-	2,678	2,678
Accrued compensation	45,000	45,000	583,000
Net cash used in operating activities	(174,529)	(246,858)	(1,111,372)

Cash flows used in investing activities:
Net cash received from acquisition	-	-	14,942
Purchase of property and equipment	(6,204)	(9,954)	(86,466)
Project development costs	-	-	(27,600)
Net cash used in investing activities	(6,204)	(9,954)	(99,124)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	82,650	235,000	846,105
Payments on notes payable, non-affiliated related parties	(4,000)	-	(30,655)
Proceeds from issuance of notes payable, third parties	51,500	-	379,600
Advances from non-affiliated related parties	12,590	-	13,690
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	142,740	235,000	1,214,307

Net increase (decrease) in cash	(37,993)	(21,812)	3,811

Cash at beginning of period	41,804	77,370	-

Cash at end of period	$3,811	$55,558	$3,811

			Continued
See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			December 31, 2007
			(Inception) to
	For the Three Months Ended March 31,		March 31,
	2012	2011	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of note payable, related parties to common stock	$(182,400)	$-	$(336,616)
Conversion of accrued interest, related parties to common stock	(2,400)		(20,400)
Common stock issued	38,300	-	53,848
Additional paid in capital on stock issued	146,500	-	303,168

Conversion of note payable, third parties to common stock	(131,700)	-	(390,624)
Conversion of accrued interest, third parties to common stock	(5,785)	-	(11,185)
Common stock issued	4,543	-	5,024
Additional paid in capital on stock issued	132,942	-	396,785

Benefical conversion feature discount to notes payable, related parties	(82,642)	-	(561,965)
Benefical conversion feature discount to notes payable, third parties	(45,590)	-	(376,707)
Additional paid in capital	128,232	-	938,672

Conversion of accrued compensation to common stock	(50,000)	-	(50,000)
Common stock issued	50,000	-	50,000

Conversion of notes payable, related parties to notes payable, third parties:
Notes payable, related parties	-	-	(218,092)
Accrued interest	-	-	(26,022)
Notes payable, third parties	-	-	244,114

Net assets acquired in acquisition of NexPhase Lighting	-	-	(2,700,000)
Common stock issued	-	-	67,500
Additional paid in capital on stock issued	-	-	2,632,500

244,000 shares of stock acquired and placed in treasury	-	-	(61,000)
Issuance of notes payable to former investors in NexPhase	-	-	61,000

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  All intercompany transactions and accounts have been eliminated in consolidation.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Basis of Presentation (Continued)

These unaudited financial statements should be read in conjunction with our 2011 annual financial statements included in our Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 21, 2012.

Exploration Stage Company

Since its formation of December 31, 2007, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 915 “Development Stage Entities”.  To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $981,156 for the three months ended March 31, 2012 and has incurred cumulative losses since inception of $3,572,088.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Note 2 – Project Development Costs

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
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

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.  The note is currently in default.
	$2,149	$-	$2,149	$2,149	$-	$2,149

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.03. No payments have been made on this note.	5,000	-	5,000	5,000	-	5,000

On August 9, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note. During the three months ended March 31, 2012, a portion of the note in the amount of $5,000 was converted to Common Stock.	-	-	-	5,000	-	5,000

On August 25, 2010 the Company entered into a convertible promissory note with an investor in the amount of $4,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	4,000	-	4,000	4,000	-	4,000

On September 2, 2010 the Company entered into a convertible promissory note with an investor in the amount of $20,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note. During the three months ended March 31, 2012, a portion of the note in the amount of $10,000 was converted to Common Stock.	10,000	-	10,000	20,000	-	20,000

On October 13, 2010 the Company entered into a convertible promissory note with an investor in the amount of $3,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	3,000	-	3,000

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

During the three months ended March 31, 2012, a portion of the note in the amount of $27,000 was converted to Common Stock.
	3,000	-	3,000	30,000	-	30,000

On November 4, 2010 the Company entered into a convertible promissory note with an investor in the amount of $19,600. The note is payable on demand, includes bonus interest of $1,600, has no due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	19,600	-	19,600	19,600	-	19,600

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include bonus interest of $500, the note is payable on demand and is convertible at a rate of $0.001 per share. No payments have been made on this note.	5,500	-	5,500	5,500	-	5,500

On November 15, 2010 the Company entered into a convertible promissory note with an investor in the amount of $28,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note. During the three months ended March 31, 2012, the note in the amount of $28,000 was converted to Common Stock.	-	-	-	28,000	-	28,000

On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	9,300	-	9,300	9,300	-	9,300

On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	-	15,500	15,500	-	15,500

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	1,000	-	1,000	1,000	(27)	973

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

During the three months ended March 31, 2012, the note in the amount of $21,600 was converted to Common Stock.
	-	-	-	21,600	(3,195)	18,405

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

As of December 31, 2011, a portion of the note in the amount of $49,000 has been converted to Common Stock.  The note is currently in default.
	11,000	-	11,000	11,000	(1,833)	9,167

On March 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on March 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(574)	2,426

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	5,500	-	5,500	5,500	(1,367)	4,133

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	6,500	-	6,500	6,500	(1,616)	4,884

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

During the three months ended March 31, 2012, a portion of the note in the amount of $11,000 was converted to Common Stock.
	6,500	(248)	6,252	17,500	(5,020)	12,480

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

During the three months ended March 31, 2012, a portion of the note in the amount of $25,000 was converted to Common Stock.
	2,000	(82)	1,918	27,000	(7,819)	19,181

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the three months ended March 31, 2012, the note in the amount of $1,000 was converted to Common Stock.	-	-	-	1,000	(298)	702

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	(98)	1,902	2,000	(595)	1,405

On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	(287)	4,713	5,000	(1,530)	3,470

On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	(184)	2,316	2,500	(806)	1,694

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	(191)	2,309	2,500	(813)	1,687

On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(1,885)	13,115	15,000	(5,614)	9,386

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	(508)	2,492	3,000	(1,254)	1,746

On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	(582)	2,418	3,000	(1,327)	1,673

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	(1,438)	5,062	6,500	(3,054)	3,446

On June 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on June 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	(464)	1,536	2,000	(961)	1,039

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. During the three months ended March 31, 2012, a portion of the note in the amount of $14,800 was converted to Common Stock.	200	(71)	129	15,000	(8,893)	6,107

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. During the three months ended March 31, 2012, a portion of the note in the amount of $9,000 was converted to Common Stock.	11,000	(3,787)	7,213	20,000	(11,857)	8,143

On August 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on August 18, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,500	(956)	1,544	2,500	(1,577)	923

On September 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 13, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	6,000	(2,721)	3,279	6,000	(4,212)	1,788

On September 22, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on September 22, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,000	(478)	522	1,000	(726)	274

On September 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on September 28, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(791)	1,209	2,000	(1,189)	811

On October 6, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,800. Terms include simple interest at ten percent (10.0%), the note is due on October 6, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	5,800	(300)	5,500	5,800	(444)	5,356

On October 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,700. Terms include simple interest at ten percent (10.0%), the note is due on October 21, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,700	(379)	1,321	1,700	(548)	1,152

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on November 23, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(518)	1,482	2,000	(717)	1,283

On December 5, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	(3,130)	8,370	11,500	(4,273)	7,227

On January 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $17,700. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	17,700	-	17,700	-	-	-

On January 26, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $36,580. Terms include simple interest at ten percent (10.0%), the note is due on January 26, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	36,580	(30,083)	6,497	-	-	-

On February 3, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	-	-	-

On February 27, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $900. Terms include simple interest at ten percent (10.0%), the note is due on February 27, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	900	(818)	82	-	-	-

On March 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,370. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,370	-	1,370	-	-	-

On March 21, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,600. Terms include simple interest at ten percent (10.0%), the note is due on March 21, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,600	(1,555)	45	-	-	-

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On March 28, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	-	11,500	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 100,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 including premium interest of ten percent (10.0%) ($2,500), the note is due on June 30, 2012. Payments totaling $7,453 have been made on this note during the year ended December 31, 2011. Payments totaling $3,000 have been made on this note during the three months ended March 31, 2012.	17,048	-	17,048	20,048	-	20,048

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. Payments totaling $1,490 have been made on this note during the year ended December 31, 2011.	4,010	-	4,010	4,010	-	4,010

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 24,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 including premium interest of ten percent (10.0%) ($600), the note is due on June 30, 2012. No payments have been made on this note.	6,600	-	6,600	6,600	-	6,600

On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-	5,500	5,500	-	5,500

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 80,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $22,000 including premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012. On June 21 2011, a payment in the amount of $2,200 was made on this note. Payments totaling $5,962 have been made on this note during the year ended December 31, 2011. Payments totaling $1,000 have been made on this note during the three months ended March 31, 2012.	15,038	-	15,038	16,038	-	16,038

Subtotal Notes Payable -- Related Parties - Onteco	318,595	(51,554)	267,041	402,345	(72,139)	330,206

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
Notes Payable -- Related Parties - NexPhase
On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 8, 2011, the Note was assigned to Onteco.	-	-	-	-	-	-

On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 1, 2011, the Note was assigned to Onteco.	-	-	-	-	-	-

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

On October 26, 2011, the note, plus accrued interest of $8,124, was sold and assigned to a thrid party investment firm by the holder.
	-	-	-	-	-	-

On December 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

On December 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	40,000	-	40,000	40,000	-	40,000

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-	15,000	15,000	-	15,000

On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	-	12,000	12,000	-	12,000

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at twelve percent (12.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,500	-	12,500	12,500	(2,117)	10,383

On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at twelve percent (12.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-	20,000	20,000	(3,880)	16,120

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	(1,065)	8,935	10,000	(3,552)	6,448

On May 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the three months ended March 31, 2012, the note in the amount of $30,000 was converted to Common Stock.	-	-	-	30,000	(11,885)	18,115

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(2,541)	12,459	15,000	(6,270)	8,730

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $16,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	16,000	(3,541)	12,459	16,000	(7,519)	8,481

On June 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	(11,475)	38,525	50,000	(23,907)	26,093

On July 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $14,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 13, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	14,000	(3,978)	10,022	14,000	(7,458)	6,542

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 27, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(4,836)	10,164	15,000	(8,565)	6,435

On August 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 1, 2012 and is convertible at the option of the holder at a price of $0.001.	40,000	(13,442)	26,558	40,000	(23,387)	16,613

On August 30, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 30, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	(2,076)	2,924	5,000	(3,319)	1,681

On August 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 31, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	(4,180)	5,820	10,000	(6,666)	3,334

On November 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at twelve percent (12.0%), the note is due on November 1, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	25,000	(5,874)	19,126	25,000	(8,361)	16,639

On January 9, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	10,000	-	10,000	-	-	-

Subtotal Notes Payable -- Related Parties -- NexPhase	339,500	(53,008)	286,492	359,500	(116,886)	242,614

Total Notes Payable -- Related Parties	$658,095	$(104,562)	$553,533	$761,845	$(189,025)	$572,820

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771,667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-	$53,150	$53,150	$-	$53,150

On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-	8,580	8,580	-	8,580

On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-	30,360	30,360	-	30,360

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-	2,500	2,500	-	2,500

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

As of December 31, 2011, a portion of the note in the amount of $35,500 has been converted to Common Stock.  During the three months ended March 31, 2012, the remainder of the note in the amount of $20,500 was converted to Common Stock.
	-	-	-	20,500	(1,524)	18,976

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at eight percent (8.0%), the note is due on March 22, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the three months ended March 31, 2012, the note in the amount of $53,000 was converted to Common Stock.	-	-	-	53,000	(10,497)	42,503

On August 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on April 24, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(1,475)	13,525	15,000	(7,069)	7,931

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On September 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at eight percent (8.0%), the note is due on June 6, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	(8,005)	41,995	50,000	(18,877)	31,123

On October 26, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	(6,852)	5,148	12,000	(9,835)	2,165

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

As of December 31, 2011, a portion of the note in the amount of $38,124 has been converted to Common Stock.  During the three months ended March 31, 2012, the remainder of the note in the amount of $40,000 was converted to Common Stock.
	-	-	-	40,000	(29,180)	10,820

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

As of December 31, 2011, a portion of the note in the amount of $6,800 has been converted to Common Stock.  During the three months ended March 31, 2012, the remainder of the note in the amount of $18,200 was converted to Common Stock.
	-	-	-	18,200	(6,763)	11,437

On February 7, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8.0%), the note is due on November 9, 2012 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	32,500	(21,485)	11,015	-	-	-

On February 10, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $19,000. Terms include simple interest at ten percent (10.0%), the note is due on February 10, 2013 and is convertible at the option of the holder at a price of $0.001. No payments have been made on this note.	19,000	(16,404)	2,596	-	-	-

Total - Notes Payable -- Third Parties	$233,090	$(54,221)	$178,869	$313,290	$(83,745)	$229,545

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 5 – Executive Compensation Agreement

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

Note 6 – Stockholders’ Equity (Deficit) and Common Stock

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

On January 4, 2012, the Board of Directors approved the issuance of 40,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $0.15 per share.

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

On January 25, 2012, the Board of Directors approved the issuance of 2,357,951 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $23,600. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On January 25, 2012, the Board of Directors approved the issuance of 107,767 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 18, 2011 in the amount of $1,078. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On January 25, 2012, the Board of Directors approved the issuance of 34,282 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 21, 2011 in the amount of $343. In accordance with the terms of the note, the shares were issued at $0.01 per share.

On January 27, 2012, the Board of Directors approved the issuance of 214,286 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.056 per share.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 6 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 6 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 7 – Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

See Note 3 – Notes Payable – Non-affiliated Related Parties and Note 6 – Stockholders’ Equity (Deficit) and Common Stock for additional related party disclosures.

Note 8 – Loss on Settlement of Debt

During the three months ended March 31, 2012, the Company issued 8,800,000 shares of common stock to a related party in conversion of $43,000 of notes payable in accordance with the terms of the notes.  The fair value of the common stock issued was $594,000 at the date of the conversions, resulting in a loss on the settlements of $551,000.

Note 9 – Commitments and Contingencies

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

Remainder of 2012	$36,198
2013	$48,264
2014	$3,794

Note 10 – Subsequent Events

On April 2, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $75,000. Terms include simple interest at ten percent (10.0%), the note is due on April 2, 2013 and is convertible at the option of the holder at a price of $0.001 per share.

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

On April 9, 2012, the Board of Directors approved the issuance of 2,700,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $0.002 per share.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 10 – Subsequent Events (Continued)

On April 9, 2012, the Board of Directors approved the issuance of 4,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On April 17, 2012, the Board of Directors approved the issuance of 2,158,429 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.005 per share.

On April 25, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On April 25, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On April 25, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On April 26, 2012, the Board of Directors approved the issuance of 6,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

Effective on April 30, 2012, the Board of Directors of Onteco Corporation, a Nevada corporation (the “Company”), approved and authorized the execution of a licensing, manufacturing and distribution agreement (the “Agreement”) with Jarlyn S.A., an Uruguayan corporation (“Jarlyn”). In accordance with the terms and provisions of the Agreement, Jarlyn shall be designated the exclusive licensee, manufacturer, distributor and re-seller of certain licensed technologies within the Oriental Republic of Uruguay (the “Territory”).

In accordance with the terms and provisions of the Agreement: (i) the Company shall grant to Jarlyn an exclusive license to the Licensed Technology Products, for the manufacturing and distribution of the Licensed Technologies, and for the use of the trademark in the Territory; (ii) the Company shall grant to Jarlyn exclusive distribution rights for the direct sale and resale to resellers or other channels of the Licensed Technology Products in the Territory; (iii) Jarlyn shall compensate the Company for the granting of the license and rights pertaining to the Licensed Technology Products by the transfer to the Company of 1,000,000 shares of common stock held of record by Jarlyn in a publicly traded company acceptable to the Company, which public company is Integral Bioenergies Systems SL, trading on the Frankfurt stock exchange under the symbol “8ib.F”; (iv) Jarlyn shall further compensate the Company for the granting of the license and rights pertaining to the Licensed Technology Products  by the payment of the sum of $200,000  U.S. Dollars as a one-time cash licensing fee; and (v) Jarlyn shall pay to the Company a royalty of ten percent (10%) of all gross revenues received by Jarlyn or its affiliates relating to sales, installation and services associated with the Licensed Technologies in the Territory.

On May 2, 2012, the Board of Directors approved the issuance of 1,598,280 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $7,425. In accordance with the terms of the note, the shares were issued at $0.005 per share.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Onteco Corporation (the "Company", “Spartan”, “we”, “us” or “our”) was founded to develop innovative, practical and cost-effective solutions to some of the most significant environmental challenges facing industries and governments around the world. Additionally, these solutions must show promise of generating profits for the company. Specifically the company has determined that one industry that meets both of the above-mentioned prongs of criteria is the Energy Saving Lighting Industry.

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the February 14, 2011, NexPhase became a wholly-owned subsidiary of the Company.

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

Company History

Onteco Corporation ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin").  Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California.  Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007.  The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 568 shares of common stock which were distributed to Arrin’s general unsecured creditors.

Effective on November 25, 2010, Eilay Maman and Oyster Shell Investments LLLP (collectively, the “Seller”), who are the record holders of an aggregate 28,916 shares of our common stock entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with Dror Svorai, our current President/Chief Executive Officer (“Svorai”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,916 shares of restricted common stock to Svorai at a price of $11.00 per share for a total purchase price of $325,000.00. The terms and provisions of the Share Purchase Agreement provide that: (i) $150,000 is to be paid upon execution; (ii) $50,000 is due and owing on January 15, 2011; (iii) $50,000 is due and owing on February 15, 2011; and (iv) $75,000 is due and owing on March 15, 2011. As of the date of this Quarterly Report, an aggregate amount of $275,000 has been paid to the Seller. The parties have agreed that the final payment due date of March 15, 2011 is extended to April 30, 2011. Until the purchase price is paid in full by Svorai, the shares of common stock are being held in an escrow account to be released pro-rata to Svorai as the installments are paid to the Seller by Svorai. The sale and purchase of the 28,916 shares of our common stock constituted approximately 29.8% of the total issued and outstanding shares.

In accordance with the further terms and provisions of the transactions and the appointment of Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and as sole director, we issued 12,500 shares of our restricted common stock to Svorai. This resulted in a change in control and new business operations.

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

On January 19, 2011, we filed a designation of Series A preferred stock with the Nevada Secretary of State designating a series of 1,000,000 shares of preferred stock as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The Series A Preferred Stock holder shall be entitled to receive dividends payable via cash or stock in parity with the common stock holders. The holder of the shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of our stockholders and shall have ten thousand (10,000) votes for every one (1) share of Series A Preferred Stock held at the record date for the determination of stockholders entitled to vote on such matters. One share of Series A Preferred Stock shall be convertible at the option of the Holder into one thousand (1,000) shares of common stock.  The shares of Series A Preferred Stock are not redeemable.

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

On April 3, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to reduce our authorized capital from 2,000,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001 (the “Decrease in Authorized”). The Decrease in Authorized was effective with the Nevada Secretary of State on April 3, 2012 when the Certificate of Amendment was filed. The Decrease in Authorized was approved by our Board of Directors pursuant to written consent resolutions dated March 29, 2012 and further approved by the shareholders holding  a majority of the total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 29, 2012.

Plan of Operation

NexPhase was unable to generate revenues in the first quarter of 2012 and currently has no backlog.  The immediate goal of the Company’s management is to license NexPhase’s proprietary technologies and execute licensing, manufacturing and distribution agreements with parties on a global basis.  The Company has recently executed its first of such agreements.

Effective on April 30, 2012, the Board of Directors of Onteco Corporation, a Nevada corporation (the “Company”), approved and authorized the execution of a licensing, manufacturing and distribution agreement (the “Agreement”) with Jarlyn S.A., an Uruguayan corporation (“Jarlyn”). In accordance with the terms and provisions of the Agreement, Jarlyn shall be designated the exclusive licensee, manufacturer, distributor and re-seller of certain licensed technologies within the Oriental Republic of Uruguay (the “Territory”).

Additionally, we are currently identifying other potential acquisition opportunities.

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and For the Period December 31, 2007 (Inception) to March 31, 2012

Revenues

The Company had no revenue for the three months ended March 31, 2012 compared to $45,166 for the three months ended march 31, 2011.  We had cost of goods sold of $828 for the three months ended March 31, 2012 compared to $10,306 for the same period in 2011, resulting in a gross loss of $828 in 2012 compared to a gross profit of $34,860 in 2011.

For the period December 31, 2007 (inception) to March 31, 2012, the Company had revenue of $380,216, cost of goods sold of $188,590 and a gross profit of $191,626.  All revenues and cost of goods sold are from the sale of our NexPhase lighting products.  We were unable to generate sales in the three months ended March 31, 2012 and currently have no backlog.

Operating Expenses and Other Expenses

For the three months ended March 31, 2012 our total operating expenses were $168,607 compared to $262,290 for the three months ended March 31, 2011 resulting in a decrease of $93,683. The decrease is attributable to decreases in general and administrative expenses of $52,400, professional fees of $24,855, staff compensation of $56,382, offset by increases in occupancy costs of $12,941, officer compensation of $21,500, and depreciation of $5,513.

Other expenses consisted of a loss on the settlement of debt with related parties of $551,000 and interest expense (including beneficial conversion feature accretion of $242,219) of $260,721 for the three months ended March 31, 2012 compared to interest expense of $10,388 for the three months ended March 31, 2011.

For the period from December 31, 2007 (inception) to March 31, 2012, total operating expenses were $2,287,797 and other expenses were $1,475,917 resulting in a net loss of $3,572,088.  Operating costs are composed of general and administrative expenses of $337,589, investor relations of $145,512, occupancy costs of $90,847, officer compensation of $676,676, professional fees of $156,155, staff compensation of $458,016, stock-based compensation of $405,205, and depreciation of $17,797.  Other expenses are comprised of loss on disposal of assets of $567, loss on the settlement of debt of $551,000, interest expense (including beneficial conversion feature accretion of $779,888) of $895,750, the write-off of project development costs of $27,600 and the write-off of amount due from other of $1,000.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2012, we funded our operations through the issuance of notes payable and advances from our chief executive officer and a related party, while for the three months ended March 31, 2011 we funded our operations through financing activities consisting of the issuance of notes payable to related parties. Our principal use of funds during the three months ended March 31, 2012 has been for general operating expenses and working capital purposes.

Liquidity and Capital Resources during the three months ended March 31, 2012 compared to the three months ended March 31, 2011

As of March 31, 2012, we had cash of $3,811 and deficit in working capital of $1,330,059.  The Company generated a negative cash flow from operations of $174,529 for the three months ended March 31, 2012 compared to cash used in operations of $246,858 for the three months ended March 31, 2011. The negative cash flow from operating activities for the three months ended March 31, 2012 is primarily attributable to the Company's net loss from operations of $981,156, offset by depreciation of $7,982, loss on the settlement of debt of $551,000, interest accrued on notes payable of $18.502, accretion of beneficial conversion feature discounts to notes payable of $242,219, and increased by net changes in operating assets and liabilities of $13,076.  Cash used in operations for the three months ended March 31, 2011 is primarily attributable to the Company's net loss from operations of $237,818, offset by depreciation of $2,415 and interest accrued on notes payable of $10,388, and increased by changes in operating assets and liabilities of $21,843.

Investing activities decreased $3,750 for the three months ended March 31, 2012 compared to 2011.  The decrease is attributable the decrease in the purchase of equipment during the three months ended March 31, 2012.

Financing activities for the three months ended March 31, 2012 consisted of proceeds from the issuance of notes payable to related parties of $82,560, the issuance of notes payable to third parties of $51,500, and the advances received for our chief executive officer and a related party of $12.590, offset by payments on notes payable to related parties of $4,000 compared to proceeds received from the issuance of notes payable to related parties of $235,000 during the three months ended March 31, 2011.

We will require additional financing during the current fiscal year to meet our planned activities and debt obligations. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing. We expect to finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

On April 2, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $75,000. Terms include simple interest at ten percent (10.0%), the note is due on April 2, 2013 and is convertible at the option of the holder at a price of $0.001 per share.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2011 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned Nevada exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K/A as filed on May 21, 2012, for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2012, the Board of Directors approved the issuance of 18,422 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $0.19 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 4, 2012, the Board of Directors approved the issuance of 40,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $0.15 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 24, 2012, the Board of Directors authorized the issuance of an aggregate 50,000,000 shares of its restricted common stock at a per share price of $0.001. Of the 50,000,000 shares of restricted common stock issued, an aggregate 30,000,000 shares were issued to Dror Svorai, the President/Chief Executive Officer of the Company. Of the 50,000,000 shares of restricted common stock issued, an aggregate 20,000,000 shares were issued to Jon Cooper, the President of NexPhase Lighting Inc.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 17, 2012, the Board of Directors approved the issuance of 45,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $1,350. In accordance with the terms of the note, the shares were issued at $0.03 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 25, 2012, the Board of Directors approved the issuance of 2,357,951 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $23,600. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 25, 2012, the Board of Directors approved the issuance of 107,767 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 18, 2011 in the amount of $1,078. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 25, 2012, the Board of Directors approved the issuance of 34,282 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 21, 2011 in the amount of $343. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 27, 2012, the Board of Directors approved the issuance of 214,286 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.056 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 30, 2012, the Board of Directors approved the issuance of 2,700,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 29, 2010 in the amount of $27,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 30, 2012, the Board of Directors approved the issuance of 227,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 5, 2011 in the amount of $18,200. In accordance with the terms of the note, the shares were issued at $0.08 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 1, 2012, the Board of Directors approved the issuance of 2,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 15, 2010 in the amount of $28,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 2, 2012, the Board of Directors approved the issuance of 67,115 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0745 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 15, 2012, the Board of Directors approved the issuance of 148,148 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.0675 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 15, 2012, the Board of Directors approved the issuance of 107,259 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $7,240. In accordance with the terms of the note, the shares were issued at $0.0675 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 17, 2012, the Board of Directors approved the issuance of 274,726 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $0.0455 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 21, 2012, the Board of Directors approved the issuance of 277,778 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $15,000. In accordance with the terms of the note, the shares were issued at $0.054 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 21, 2012, the Board of Directors approved the issuance of 2,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 15, 2012 in the amount of $25,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 27, 2012, the Board of Directors approved the issuance of 3,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 24, 2011 in the amount of $30,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 1, 2012, the Board of Directors approved the issuance of 3,400,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,400. In accordance with the terms of the note, the shares were issued at $0.001 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 1, 2012, the Board of Directors approved the issuance of 3,600,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,600. In accordance with the terms of the note, the shares were issued at $0.001 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 1, 2012, the Board of Directors approved the issuance of 3,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,800. In accordance with the terms of the note, the shares were issued at $0.001 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 1, 2012, the Board of Directors approved the issuance of 4,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 8, 2012, the Board of Directors approved the issuance of 434,783 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.0276 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 14, 2012, the Board of Directors approved the issuance of 434,783 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.023 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 15, 2012, the Board of Directors approved the issuance of 1,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.01 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 20, 2012, the Board of Directors approved the issuance of 2,200,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $0.005 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 20, 2012, the Board of Directors approved the issuance of 1,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.005 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 22, 2012, the Board of Directors approved the issuance of 426,394 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,395. In accordance with the terms of the note, the shares were issued at $0.015 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 27, 2012, the Board of Directors approved the issuance of 469,364 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $8,120. In accordance with the terms of the note, the shares were issued at $0.0173 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 29, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 9, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 30, 2012, the Board of Directors approved the issuance of 1,357,302 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $10,180. In accordance with the terms of the note, the shares were issued at $0.0745 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.    Defaults Upon Senior Securities.

No report required.

Item 4.    Mine Safety Disclosures.

This item is not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS **	XBRL Instance Document
Exhibit 101.SCH **	XBRL Schema Document
Exhibit 101.CAL **	XBRL Calculation Linkbase Document
Exhibit 101.DEF **	XBRL Definition Linkbase Document
Exhibit 101.LAB **	XBRL Label Linkbase Document
Exhibit 101.PRE **	XBRL Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012	By: /s/ Dror Svorai
Dror Svorai
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)