Form 10-Q
period 2012-06-30
Onteco Corp
filed 2012-08-20
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of as of August 14, 2012 the registrant had 216,987,385 shares of its Common Stock, $0.001 par value, outstanding.

ONTECO CORPORATION AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2012
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011and for the period December 31, 2007 (Inception) to June 30, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the period December 31, 2007 (Inception) to June 30, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1.A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

SIGNATURES		41

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets:
Cash in banks	$2,368	$41,804
Accounts receivable	-	2,251
Due from licensee	2,877,890	-
Inventories	79,345	74,947

Total current assets	2,959,603	119,002

Fixed assets:
Property and equipment, net	96,095	103,844

Other assets:
Security deposits	11,709	11,709
Intellectual property	2,989,149	2,989,149

Total other assets	3,000,858	3,000,858

Total assets	$6,056,556	$3,223,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$56,118	$112,046
Accrued interest	88,935	65,011
Accrued employee compensation	578,000	538,000
Sales tax payable	2,678	2,678
Deferred license fee revenue, current	411,128	-
Advances from non-affiliated related parties	23,990	1,100
Notes payable, non-affiliated related parties	553,272	572,820
Notes payable, third parties	176,195	229,545
Total current liabilities	1,890,316	1,521,200

Deferred license fee revenue, non-current	2,398,241	-

Total liabilities	4,288,557	1,521,200

Commitments and contingencies (Note 10)	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 and 100,000,000 shares authorized,
Series A preferred stock, 150,000 shares issued and outstanding
at June 30, 2012 andDecember 31, 2011, respectively	150	150
Series B preferred stock, nil shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	-	-
Common stock $.001 par value 300,000,000 and 2,000,000,000 shares authorized,
151,457,629 and 923,444 shares issued and 151,457,385 and 923,200
shares outstanding at June 30, 2012 and December 31, 2011, respectively	151,457	923
Additional paid-in capital	5,562,881	4,353,363
Treasury stock, at cost (244 shares)	(61,000)	(61,000)
Deficit accumulated during the development stage	(3,885,489)	(2,590,932)
Total stockholders' equity (deficit)	1,767,999	1,702,504

Total liabilities and stockholders' equity (deficit)	$6,056,556	$3,223,704

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					For the Period
					December 31, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenue	$68,521	$34,271	$68,521	$79,437	$448,737

Cost of goods sold	-	25,704	828	36,010	188,590

Gross profit	68,521	8,567	67,693	43,427	260,147

Operating expenses:
General and administrative	7,176	21,760	49,346	52,058	344,765
Investor relations	-	63,834	-	-	145,512
Occupancy - Headquarters	13,619	19,161	26,560	34,179	104,466
Officer compensation	45,000	36,500	108,000	73,000	721,676
Professional fees	40,802	27,698	47,002	64,253	196,957
Staff compensation	10,147	104,920	46,515	202,670	468,163
Stock-based compensation	-	-	-	118,012	405,205
Depreciation	5,971	2,521	13,899	4,935	23,768
Total operating expenses	122,715	276,394	291,322	549,107	2,410,512

Loss from operations	(54,194)	(267,827)	(223,629)	(505,680)	(2,150,365)

Other expenses:
Loss on dispotion of assets			-		567
Loss on settlement of debt (Note 8)	87,000	-	638,000	-	638,000
Interest expense	172,207	25,956	432,928	52,249	1,067,957
Write-off of project development costs	-	27,600	-	27,600	27,600
Write-off of amount due from other	-	-	-	-	1,000
Total other expenses	259,207	53,556	1,070,928	79,849	1,735,124

Net loss	$(313,401)	$(321,383)	$(1,294,557)	$(585,529)	$(3,885,489)

Net loss per share - Basic and diluted	$(0.00)	$(1.48)	$(0.01)	$(3.16)

Weighted average number of shares
oustanding during the period -
Basic and diluted	129,492,668	216,954	91,288,942	185,442

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			December 31, 2007
	For the Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(1,294,557)	$(585,529)	$(3,885,489)
Adjustments to reconcile net loss to net cash used in operations:
License fee revenue realized	(68,521)	-	(68,521)
Depreciation	13,899	4,935	23,768
Loss on settlement of debt	638,000	-	638,000
Stock-based compensation	-	-	170,055
Stock issued for services	-	-	315,834
Cancellation of stock issued for services	-	-	(84,000)
Write-off of project development costs	-	27,600	27,600
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	31,905	45,645	128,660
Interest accrued on notes payable, third parties	8,819	-	21,171
Accretion of beneficial conversion feature as interest expense	369,519	-	907,188
Changes in operating assets and liabilities:
Accounts receivable	2,251	(37,500)	-
Inventories	(4,398)	(7,500)	(79,345)
Prepaid expenses	-	(541)	-
Security deposits	-	(7,589)	(7,589)
Accounts payable	(55,928)	1,043	55,569
Sales tax payable	-	2,678	2,678
Accrued compensation	90,000	90,000	628,000
Net cash used in operating activities	(269,011)	(466,758)	(1,205,854)

Cash flows used in investing activities:
Net cash received from acquisition	-	-	14,942
Purchase of property and equipment	(6,150)	(12,201)	(86,412)
Project development costs	-	-	(27,600)
Net cash used in investing activities	(6,150)	(12,201)	(99,070)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	82,650	488,434	846,105
Payments on notes payable, non-affiliated related parties	(14,000)	-	(40,655)
Proceeds from issuance of notes payable, third parties	196,500	-	524,600
Payments on notes payable, third parties	(52,315)	-	(52,315)
Advances from non-affiliated related parties, net	22,890	-	23,990
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	235,725	488,434	1,307,292

Net increase (decrease) in cash	(39,436)	9,475	2,368

Cash at beginning of period	41,804	77,370	-

Cash at end of period	$2,368	$86,845	$2,368

Continued

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			December 31, 2007
			(Inception of
	For the Six Months Ended		Exploration Stage) to
	June 30,	June 30,	June 30,
	2012	2011	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of note payable, related parties to common stock	$(238,400)	$-	$(392,616)
Conversion of accrued interest, related parties to common stock	(4,100)		(22,100)
Common stock issued	88,600	-	104,148
Additional paid in capital on stock issued	153,900	-	310,568

Conversion of note payable, third parties to common stock	(158,700)	-	(417,624)
Conversion of accrued interest, third parties to common stock	(10,385)	-	(15,785)
Common stock issued	11,934	-	12,415
Additional paid in capital on stock issued	157,151	-	420,994

Benefical conversion feature discount to notes payable, related parties	(82,642)	-	(561,965)
Benefical conversion feature discount to notes payable, third parties	(177,825)	-	(508,942)
Additional paid in capital	260,467	-	1,070,907

Conversion of accrued compensation to common stock	(50,000)	-	(50,000)
Common stock issued	50,000	-	50,000

Due from licensee for licene fee	(2,877,890)	-	(2,877,890)
Deferred license fee revenue	2,877,890	-	2,877,890

Conversion of notes payable, related parties to notes payable, third parties:
Notes payable, related parties	-	(118,000)	(218,092)
Accrued interest	-	-	(26,022)
Notes payable, third parties	-	118,000	244,114

Net assets acquired in acquisition of NexPhase Lighting	-	-	(2,700,000)
Common stock issued	-	-	67,500
Additional paid in capital on stock issued	-	-	2,632,500

244,000 shares of stock acquired and placed in treasury	-	(61,000)	(61,000)
Issuance of notes payable to former investors in NexPhase	-	61,000	61,000

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION
 (ADevelopment Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
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

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”), as well as licensing its technologies to territories outside of the United States.

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
June 30, 2012
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Basis of Presentation (Continued)

These unaudited financial statements should be read in conjunction with our 2011 annual financial statements included in our Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 21, 2012.

Development Stage Enterprise

Since its formation on December 31, 2007, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 915 “Development Stage Entities”.  To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $1,294,557 for the six months ended June 30, 2012 and has incurred cumulative losses since inception of $3,885,489.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
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
	$2,149	$-	$2,149	$2,149	$-	$2,149

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.03. No payments have been made on this note.	5,000	-	5,000	5,000	-	5,000

On August 9, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note. During the six months ended June 30, 2012, a portion of the note in the amount of $5,000 was converted to Common Stock.	-	-	-	5,000	-	5,000

On August 25, 2010 the Company entered into a convertible promissory note with an investor in the amount of $4,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	4,000	-	4,000	4,000	-	4,000

On September 2, 2010 the Company entered into a convertible promissory note with an investor in the amount of $20,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note. During the six months ended June 30, 2012, the note in the amount of $20,000 was converted to Common Stock.	-	-	-	20,000	-	20,000

On October 13, 2010 the Company entered into a convertible promissory note with an investor in the amount of $3,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	3,000	-	3,000

On October 29, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 29, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.  The note is currently in default. During the six months ended June 30, 2012, a portion of the note in the amount of $27,000 was converted to Common Stock.
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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include bonus interest of $500, the note is payable on demand and is convertible at a rate of $0.001 per share. No payments have been made on this note.	5,500	-	5,500	5,500	-	5,500

On November 15, 2010 the Company entered into a convertible promissory note with an investor in the amount of $28,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note .During the six months ended June 30, 2012, the note in the amount of $28,000 was converted to Common Stock.	-	-	-	28,000	-	28,000

On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	9,300	-	9,300	9,300	-	9,300

On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	-	15,500	15,500	-	15,500

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	1,000	-	1,000	1,000	(27)	973

On February 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $21,600. Terms include simple interest at ten percent (10.0%), the note is due on February 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the six months ended June 30, 2012, the note in the amount of $21,600 was converted to Common Stock.
	-	-	-	21,600	(3,195)	18,405

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.  During the six months ended June 30, 2012, the note plus $600 of accrued interest has been converted to Common Stock.
	-	-	-	5,500	(1,367)	4,133

On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2011, a portion of the note in the amount of $5,500 has been converted to Common Stock.  The note is currently in default.
	1,000	-	1,000	6,500	(1,616)	4,884

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 14, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $17,500. Terms include simple interest at ten percent (10.0%), the note is due on April 14, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the six months ended June 30, 2012, a portion of the note in the amount of $11,000 was converted to Common Stock.  The note is currently in default.
	6,500	-	6,500	17,500	(5,020)	12,480

On April 15, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $27,000. Terms include simple interest at ten percent (10.0%), the note is due on April 15, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the six months ended June 30, 2012, a portion of the note in the amount of $25,000 was converted to Common Stock.  The note is currently in default.
	2,000	-	2,000	27,000	(7,819)	19,181

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the six months ended June 30, 2012, the note in the amount of $1,000 was converted to Common Stock.	-	-	-	1,000	(298)	702

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,000	-	2,000	2,000	(595)	1,405

On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	5,000	-	5,000	5,000	(1,530)	3,470

On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,500	-	2,500	2,500	(806)	1,694

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,500	-	2,500	2,500	(813)	1,687

On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	15,000	-	15,000	15,000	(5,614)	9,386

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(1,254)	1,746

On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(1,327)	1,673

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	6,500	-	6,500	6,500	(3,054)	3,446

On June 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on June 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,000	-	2,000	2,000	(961)	1,039

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. During the six months ended June 30, 2012, a portion of the note in the amount of $14,800 was converted to Common Stock.	200	(22)	178	15,000	(8,893)	6,107

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. During the six months ended June 30, 2012, a portion of the note in the amount of $18,000 was converted to Common Stock.	2,000	(191)	1,809	20,000	(11,857)	8,143

On August 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on August 18, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,500	(335)	2,165	2,500	(1,577)	923

On September 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 13, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	6,000	(1,229)	4,771	6,000	(4,212)	1,788

On September 22, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on September 22, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,000	(229)	771	1,000	(726)	274

On September 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on September 28, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(393)	1,607	2,000	(1,189)	811

On October 6, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,800. Terms include simple interest at ten percent (10.0%), the note is due on October 6, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	5,800	(155)	5,645	5,800	(444)	5,356

On October 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,700. Terms include simple interest at ten percent (10.0%), the note is due on October 21, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,700	(210)	1,490	1,700	(548)	1,152

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on November 23, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(319)	1,681	2,000	(717)	1,283

On December 5, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	(1,986)	9,514	11,500	(4,273)	7,227

On January 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $17,700. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	17,700	-	17,700	-	-	-

On January 26, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $36,580. Terms include simple interest at ten percent (10.0%), the note is due on January 26, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	36,580	(20,988)	15,592	-	-	-

On February 3, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	-	-	-

On February 27, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $900. Terms include simple interest at ten percent (10.0%), the note is due on February 27, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	900	(594)	306	-	-	-

On March 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,370. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,370	-	1,370	-	-	-

On March 21, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,600. Terms include simple interest at ten percent (10.0%), the note is due on March 21, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,600	(1,157)	443	-	-	-

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On March 28, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	-	11,500	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 100,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 including premium interest of ten percent (10.0%) ($2,500), the note is due on June 30, 2012. Payments totaling $7,453 have been made on this note during the year ended December 31, 2011. Payments totaling $12,000 have been made on this note during the six months ended June 30, 2012. The note is currently in default.	8,048	-	8,048	20,048	-	20,048

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. Payments totaling $1,490 have been made on this note during the year ended December 31, 2011. The note is currently in default.	4,010	-	4,010	4,010	-	4,010

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 24,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 including premium interest of ten percent (10.0%) ($600), the note is due on June 30, 2012. No payments have been made on this note. The note is currently in default.	6,600	-	6,600	6,600	-	6,600

On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. The note is currently in default.	5,500	-	5,500	5,500	-	5,500

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 80,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $22,000 including premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012.  On June 21 2011, a payment in the amount of $2,200 was made on this note.  Payments totaling $5,962 have been made on this note during the year ended December 31, 2011.  Payments totaling $2,000 have been made on this note during the six months ended June 30, 2012.  The note is currently in default.
	14,038	-	14,038	16,038	-	16,038

Subtotal Notes Payable -- Related Parties - Onteco	278,595	(27,808)	250,787	402,345	(72,139)	330,206

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
Notes Payable -- Related Parties - NexPhase
On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 8, 2011, the Note was assigned to Onteco.	-	-	-	-	-	-

On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. On March 1, 2011, the Note was assigned to Onteco.	-	-	-	-	-	-

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	10,000	-	10,000	10,000	-	10,000

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	15,000	-	15,000	15,000	-	15,000

On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note plus accrued interest of $500 was converted to Common Stock.	-	-	-	10,000	-	10,000

On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	12,000	-	12,000	12,000	-	12,000

On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at twelve percent (12.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	12,500	-	12,500	12,500	(2,117)	10,383

On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at twelve percent (12.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	20,000	-	20,000	20,000	(3,880)	16,120

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	10,000	-	10,000	10,000	(3,552)	6,448

On May 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at twelve percent (12.0%), the note is due on May 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the six months ended June 30, 2012, the note in the amount of $30,000 was converted to Common Stock.	-	-	-	30,000	(11,885)	18,115

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	15,000	-	15,000	15,000	(6,270)	8,730

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $16,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $16,000 plus accrued interest of $600 was converted to Common Stock.	-	-	-	16,000	(7,519)	8,481

On June 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at twelve percent (12.0%), the note is due on June 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	50,000	-	50,000	50,000	(23,907)	26,093

On July 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $14,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 13, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	14,000	(497)	13,503	14,000	(7,458)	6,542

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12.0%), the note is due on July 27, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	(1,106)	13,894	15,000	(8,565)	6,435

On August 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 1, 2012 and is convertible at the option of the holder at a price of $0.001. No payments have been made on this note.	40,000	(3,497)	36,503	40,000	(23,387)	16,613

On August 30, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 30, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	(833)	4,167	5,000	(3,319)	1,681

On August 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at twelve percent (12.0%), the note is due on August 31, 2012 and is convertible at the option of the holder at a price which is the lesser of (i) the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	(1,694)	8,306	10,000	(6,666)	3,334

On November 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at twelve percent (12.0%), the note is due on November 1, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	25,000	(3,388)	21,612	25,000	(8,361)	16,639

On January 9, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	10,000	-	10,000	-	-	-

Subtotal Notes Payable -- Related Parties -- NexPhase	313,500	(11,015)	302,485	359,500	(116,886)	242,614

Total Notes Payable -- Related Parties	$592,095	$(38,823)	$553,272	$761,845	$(189,025)	$572,820

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771,667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-	$53,150	$53,150	$-	$53,150

On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-	8,580	8,580	-	8,580

On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-	30,360	30,360	-	30,360

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-	2,500	2,500	-	2,500

On April 28 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $56,000. Terms include simple interest at eight percent (8.0%), the note is due on January 31 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. As of December 31, 2011, a portion of the note in the amount of $35,500 has been converted to Common Stock.  During the six months ended June 30, 2012, the remainder of the note in the amount of $20,500 was converted to Common Stock.
	-	-	-	20,500	(1,524)	18,976

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at eight percent (8.0%), the note is due on March 22, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $53,000 was converted to Common Stock.	-	-	-	53,000	(10,497)	42,503

On August 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on April 24, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $15,000 plus accrued interest of $2,425 was converted to Common Stock.	-	-	-	15,000	(7,069)	7,931

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On September 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at eight percent (8.0%), the note is due on June 6, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $50,000 was paid plus accrued interest of $2,315 and a redemption premium of $22,685.	-	-	-	50,000	(18,877)	31,123

On October 26, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $12,000 plus accrued interest of $2,175 was converted to Common Stock.	-	-	-	12,000	(9,835)	2,165

On October 26, 2011 the Company entered into a convertible promissory note with a an investment firm in the amount of $78,124. Terms include simple interest at twelve percent (12.0%), the note is due on June 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice.  The note was assigned from a non-affiliated related party investment firm.  No payments have been made on this note. As of December 31, 2011, a portion of the note in the amount of $38,124 has been converted to Common Stock.  During the six months ended June 30, 2012, the remainder of the note in the amount of $40,000 was converted to Common Stock.
	-	-	-	40,000	(29,180)	10,820

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	June 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 5, 2011 the Company entered into a convertible promissory note with a an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a the lesser of par ($0.001) or a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice.  The note was assigned from a non-affiliated related party investment firm.  No payments have been made on this note. As of December 31, 2011, a portion of the note in the amount of $6,800 has been converted to Common Stock.  During the six months ended June 30, 2012, the remainder of the note in the amount of $18,200 was converted to Common Stock.
	-	-	-	18,200	(6,763)	11,437

On February 7, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8.0%), the note is due on November 9, 2012 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	32,500	(12,717)	19,783	-	-	-

On February 10, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $19,000. Terms include simple interest at ten percent (10.0%), the note is due on February 10, 2013 and is convertible at the option of the holder at a price of $0.001. No payments have been made on this note.	19,000	(11,680)	7,320	-	-	-

On April 2, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $75,000. Terms include simple interest at ten percent (10.0%), the note is due on April 2, 2013 and is convertible at the option of the holder at a price of $0.001. The note was assigned from a non-affiliated related party investment firm. No payments have been made on this note.	75,000	(56,712)	18,288	-	-	-

On April 3, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $37,500. Terms include simple interest at eight percent (8.0%), the note is due on January 9, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	37,500	(21,049)	16,451	-	-	-

On May 21, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $37,500. Terms include simple interest at eight percent (8.0%), the note is due on February 25, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	32,500	(22,737)	9,763	-	-	-

Total - Notes Payable -- Third Parties	$301,090	$(124,895)	$176,195	$313,290	$(83,745)	$229,545

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 5 – Licensing, Manufacturing and Distribution Agreement

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

In accordance with the terms and provisions of the Agreement: (i) the Company shall grant to Jarlyn an exclusive license to the Licensed Technology Products, for the manufacturing and distribution of the Licensed Technologies, and for the use of the trademark in the Territory; (ii) the Company shall grant to Jarlyn exclusive distribution rights for the direct sale and resale to resellers or other channels of the Licensed Technology Products in the Territory; (iii) Jarlyn shall compensate the Company for the granting of the license and rights pertaining to the Licensed Technology Products by the transfer to the Company of 1,000,000 shares of common stock held of record by Jarlyn in a publicly traded company acceptable to the Company; (iv) Jarlyn shall further compensate the Company for the granting of the license and rights pertaining to the Licensed Technology Products  by the payment of the sum of $200,000  U.S. Dollars as a one-time cash licensing fee; and (v) Jarlyn shall pay to the Company a royalty of ten percent (10%) of all gross revenues received by Jarlyn or its affiliates relating to sales, installation and services associated with the Licensed Technologies in the Territory.  The agreement is for a period of seven (7) years.

As of June 30, 2012, the Company has valued the common stock to be received at $2,677,890.  Payment of the one-time licensing fee of $200,000,nor the common stock, has been received under the Agreement as of June 30, 2012.  The entire amount due of $2,877,890 is being amortized as revenue over the term of the license.  For the six months ended June 30, 2012, $68,521 has been recognized as revenue.

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
June 30, 2012
(unaudited)

Note 7 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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
June 30, 2012
(unaudited)

Note 7 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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
June 30, 2012
(unaudited)

Note 7 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

On April 9, 2012, the Board of Directors approved the issuance of 2,700,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $0.0021 per share.

On April 9, 2012, the Board of Directors approved the issuance of 4,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On April 17, 2012, the Board of Directors approved the issuance of 2,158,429 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.0046 per share.

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

On May 2, 2012, the Board of Directors approved the issuance of 1,598,280 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0046 per share.

On May 8, 2012, the Board of Directors approved the issuance of 5,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 7 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

On May 23, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 29, 2012, the Board of Directors approved the issuance of 3,634,616 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.0039 per share.

On May 29, 2012, the Board of Directors approved the issuance of 5,600,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 29, 2012, the Board of Directors approved the issuance of 6,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

Effective June 8, 2012, the Board of Directors of the Company authorized the designation of 1,000,000 shares of  Series B preferred stock from the Corporation’s authorized capital.  The shares of Series B Preferred stock carry certain rights and preferences, including voting rights consisting of one hundred votes for each one share of Series B Preferred stock. The shares of Series B preferred stock are convertible into shares of common stock on a one-to-one thousand share basis.  No shares of Series B Preferred stock have been issued at June 30, 2012.

Note 8 – Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

See Note 3 – Notes Payable – Non-affiliated Related Parties and Note 7 – Stockholders’ Equity (Deficit) and Common Stock for additional related party disclosures.

Note 9 – Loss on Settlement of Debt

During the six months ended June 30, 2012, the Company issued 18,800,000 shares of common stock to a related party in conversion of $53,000 of notes payable in accordance with the terms of the notes.  The fair value of the common stock issued was $691,000 at the date of the conversions, resulting in a loss on the settlements of $638,000.

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

Remainder of 2012	$22,764
2013	$45,528
2014	$3,794

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 10 – Subsequent Events

On July 2, 2012, the Board of Directors approved the issuance of 5,800,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $5,800. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On July 4, 2012, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2012 Amendment No. 2”). The 2012 Amendment No. 2 increases our authorized capital from 300,000,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001.  Authorized preferred stock remains unchanged at 10,000,000 shares, par value $0.001.

On July 9, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10%), the note is due on demand and is convertible at the option of the holder at a price of $0.001.

On July 9, 2012, the Board of Directors approved the issuance of 5,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 8, 2010 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On July12, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $26,500. Terms include simple interest at twelve percent (12%), the note is due on March 12, 2013 and is convertible at the option of the holder at a price of 50% of the average of the three lowest trading prices during the ten days prior to the conversion.

On July 12, 2012, the Board of Directors approved the issuance of 17,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $17,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On July 13, 2012, the Board of Directors approved the issuance of 8,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On July 16, 2012, the Board of Directors approved the issuance of 8,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On July 26, 2012, the Board of Directors approved the issuance of 10,230,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 30, 2010 in the amount of $10,230. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On July 31, 2012, the Board of Directors approved the issuance of 10,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0005 per share.

On August 1, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8%), the note is due on May 3, 2013 and is convertible at the option of the holder at a price of 55% of the average of the two lowest trading prices during the thirty days prior to the conversion.

In accordance with the terms and provisions of the Licensing, Manufacturing and Distribution Agreement with Jarlyn S.A. (see Note 5 – Licensing, Manufacturing and Distribution Agreement), the Company received from Jarlyn 2,037,948 shares of common stock of a publicly-traded company currently listed on the Frankfurt Stock Exchange on August 13, 2012 as part of the payment due.  On August 13, 2012, the stock was valued at $2,878,075, based on its market trading price of the common stock.  A gain on the settlement of the amount due from the licensee of $200,185 will be recognized in the third quarter 2012.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 10 – Subsequent Events (Continued)

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

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”). NexPhase uses the highest quality products in the manufacture of its LED Lighting Fixtures which provides customers with an approximate six-year or 50,000 hour warrant y on its fixtures. By utilizing Cree LEDs and photo-metrics and thermal management in the manufacture of the LED Lighting Fixtures, management believes that the NexPhase LED Lighting Fixtures of are of the highest quality and most reliable in lighting products. The LED Lighting Fixtures are as follows: (i) downlighttroffer; (ii) reflective troffer, which adds an architectural flair to any space; (iii) high-bay fixtures, which provide a 50-70% energy savings over metal halide and high pressure sodium high bays; (iv) low-bay and parking garage fixtures, which provide a 50-70% savings over metal halide and high pressure sodium high bays; (v) MR-16 lamps with approximate 90% energy savings over conventional MR-16 with significantly less heat; and (vi) PAR 38 lamsp with approximately 90% energy savings over conventional MR-16 with significantly less heat.

Plan of Operation

NexPhase was unable to generate revenues in the first six months of 2012 and currently has no backlog.  The immediate goal of the Company’s management is to license NexPhase’s proprietary technologies and execute licensing, manufacturing and distribution agreements with parties on a global basis.  The Company has recently executed its first of such agreements.

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

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

The Company had revenue of $68,521 for the three months ended June 30, 2012 compared to $34,271 for the three months ended June 30, 2011.  We had cost of goods sold of $nil for the three months ended June 30, 2012 compared to $25,704 for the same period in 2011, resulting in a gross profit of $68,521 in 2012 compared to $8,567 in 2011.  The revenue in 2012 is from license fees while 2011 revenue was from the sale and installation of our NexPhase lighting products.

Operating Expenses and Other Expenses

For the three months ended June 30, 2012 our total operating expenses were $122,715 compared to $276,394 for the three months ended June 30, 2011 resulting in a decrease of $153,679. The decrease is attributable to decreases in general and administrative expenses of $14,584, staff compensation of $94,773, occupancy costs of $5,542, investor relations of $63,834, offset by increases in officer compensation of $8,500, professional fees of $13,104, and depreciation of $3,450.

Other expenses consisted of a loss on the settlement of debt with related parties of $87,000 and interest expense (including beneficial conversion feature accretion of $127,300) of $172,207 for the three months ended June 30, 2012 compared to interest expense of $25,956 for the three months ended June 30, 2011.  We incurred a write-off of project development costs of $27,600 for the three months ended June 30, 2011.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and For the Period December 31, 2007 (Inception) to June 30, 2012

Revenues

The Company had revenue of $68,521 for the six months ended June 30, 2012 compared to $79,437 for the six months ended June 30, 2011.  We had cost of goods sold of $828 for the six months ended June 30, 2012 compared to $36,010 for the same period in 2011, resulting in a gross profit of $68,521 in 2012 compared to a gross profit of $43,427 in 2011.  The revenue in 2012 is from license fees while 2011 revenue was from the sale and installation of our NexPhase lighting products.

For the period December 31, 2007 (inception) to June 30, 2012, the Company had revenue of $448,737, cost of goods sold of $188,590 and a gross profit of $260,147.  All revenues and cost of goods sold prior to the quarter ended June 30, 2012 are from the sale of our NexPhase lighting products.  We were unable to generate sales from these products in the six months ended June 30, 2012 and currently have no backlog.Revenues for the quarter ended June 30, 2012 were from license fees.

Operating Expensesand Other Expenses

For the six months ended June 30, 2012 our total operating expenses were $291,322 compared to $549,107 for the six months ended June 30, 2011 resulting in a decrease of $257,785. The decrease is attributable to decreases in general and administrative expenses of $2,712, professional fees of $17,251, staff compensation of $156,155, stock based compensation of $118,012, occupancy costs of $7,619, offset by increases in officer compensation of $35,500, and depreciation of $8,964.

Other expenses consisted of a loss on the settlement of debt with related parties of $638,000 and interest expense (including beneficial conversion feature accretion of $369,519) of $432,928 for the six months ended June 30, 2012 compared to interest expense of $52,249 for the six months ended June 30, 2011.  We incurred a write-off of project development costs of $27,600 for the six months ended June 30, 2011.

For the period from December31, 2007 (inception) to June 30, 2012, total operating expenses were $2,410,512 and other expenses were $1,735,124 resulting in a net loss of $3,949,248.  Operating costs are composed of general and administrative expenses of $344,765, investor relations of $145,512, occupancy costs of $104,466, officer compensation of $721,676, professional fees of $196,957, staff compensation of $468,163, stock-based compensation of $405,205, and depreciation of $23,768.  Other expenses are comprised of loss on disposal of assets of $567, loss on the settlement of debt of $638,000, interest expense (including beneficial conversion feature accretion of $907,188) of $1,067,957, the write-off of project development costs of $27,600 and the write-off of amount due from other of $1,000.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2012, we funded our operations throughthe issuance of notes payable and advances from our chief executive officer and related parties,while for the six months ended June 30, 2011 we funded our operations through financing activities consisting of the issuance of notes payable to related parties. Our principal use of funds during the six months ended June 30, 2012 has been for general operating expenses and working capital purposes.

Liquidity and Capital Resources during the six months ended June 30, 2012 compared to the six months ended June 30, 2011

As of June 30, 2012, we had cash of $2,368 and deficit in working capitalof $1,226,047.  The Company generated a negative cash flow from operations of $268,957 for the six months ended June 30, 2012 compared to cash used in operations of $466,758 for the six months ended June 30, 2011. The negative cash flow from operating activities for the six months ended June 30, 2012 is primarily attributable to the Company's net loss from operations of $1,358,316, offset by depreciation of $13,953, loss on the settlement of debt of $638,000, interest accrued on notes payable of $40,724, accretion of beneficial conversion feature discounts to notes payable of $369,519, and increased by net changes in operating assets and liabilities of $31,925, and increased by the realization of license fee revenue of $4,762.  Cash used in operations for the six months ended June 30, 2011 is primarily attributable to the Company's net loss from operations of $585,529, offset by depreciation of $4,935, the write-off of project development costs of $27,600, interest accrued on notes payable of $45,645, and changes in operating assets and liabilities of $40,591.

Investing activities decreased $5,997 for the six months ended June 30, 2012 compared to 2011.  The decrease is attributable thedecrease in the purchase of equipment during the six months ended June 30, 2012.

Financing activities for the six months ended June 30, 2012 consisted of proceeds from the issuance of notes payable to related parties of $82,560, the issuance of notes payable to third parties of $196,500, and the advances received from our chief executive officer and related parties of $22,890, offset by payments on notes payable to related parties of $14,000 and payments on notes payable to third parties of 52,315 compared to proceeds received from the issuance of notes payable to related parties of $488,434 during the six months ended June 30, 2011.

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

In accordance with the terms and provisions of the Agreement: (i) the Company shall grant to Jarlyn an exclusive license to the Licensed Technology Products, for the manufacturing and distribution of the Licensed Technologies, and for the use of the trademark in the Territory; (ii) the Company shall grant to Jarlyn exclusive distribution rights for the direct sale and resale to resellers or other channels of the Licensed Technology Products in the Territory; (iii) Jarlyn shall compensate the Company for the granting of the license and rights pertaining to the Licensed Technology Products by the transfer to the Company of 1,000,000 shares of common stock held of record by Jarlyn in a publicly traded company acceptable to the Company; (iv) Jarlyn shall further compensate the Company for the granting of the license and rights pertaining to the Licensed Technology Products  by the payment of the sum of $200,000  U.S. Dollars as a one-time cash licensing fee; and (v) Jarlyn shall pay to the Company a royalty of ten percent (10%) of all gross revenues received by Jarlyn or its affiliates relating to sales, installation and services associated with the Licensed Technologies in the Territory.  The agreement is for a period of seven (7) years.

As of June 30, 2012, the Company has valued the common stock to be received at $2,677,890.  On August 13, 2012, the Company received from Jarlyn 2,037,948 shares of common stock of a publicly-traded company currently listed on the Frankfurt Stock Exchange as part of the payment due.  On August 13, 2012, the stock was valued at $2,878,075, based on its market trading price of the common stock.  A gain on the settlement of the amount due from the licensee of $200,185 will be recognized in the third quarter 2012.

On July 9, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10%), the note is due on demand and is convertible at the option of the holder at a price of $0.001.

On July 12, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $26,500. Terms include simple interest at twelve percent (12%), the note is due on March 12, 2013 and is convertible at the option of the holder at a price of 50% of the average of the three lowest trading prices during the ten days prior to the conversion.

On August 1, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8%), the note is due on May 3, 2013 and is convertible at the option of the holder at a price of 55% of the average of the two lowest trading prices during the thirty days prior to the conversion.

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

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer (“PEO”), who is also the principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the PEO/PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO/PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2012, the Board of Directors approved the issuance of 2,700,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $0.0021 per share.

On April 9, 2012, the Board of Directors approved the issuance of 4,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $0.002 per share.

On April 17, 2012, the Board of Directors approved the issuance of 2,158,429 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $0.0046 per share.

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

On May 2, 2012, the Board of Directors approved the issuance of 1,598,280 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0046 per share.

On May 8, 2012, the Board of Directors approved the issuance of 5,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 23, 2012, the Board of Directors approved the issuance of 5,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 29, 2012, the Board of Directors approved the issuance of 3,634,616 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $0.0039 per share.

On May 29, 2012, the Board of Directors approved the issuance of 5,600,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $0.001 per share.

On May 29, 2012, the Board of Directors approved the issuance of 6,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $0.001 per share.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

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
__________
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

Date: August 20, 2012	By:	/s/ Dror Svorai
Dror Svorai
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)