Form 10-K/A
period 2009-12-31
Onteco Corp
filed 2012-08-22
CIK 1427352

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO  5 TO

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

EXPLANATORY NOTE

This Annual Report on Form 10-K is being amended to check the correct box on the cover page indicating that the Company is required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Dror Svorai, President

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Director