Form 10-K/A
period 2010-12-31
Onteco Corp
filed 2012-08-22
CIK 1427352

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

ONTECO CORPORATION

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Dror Svorai, President/Chief
Executive Officer

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Director

ONTECO CORPORATION

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Dror Svorai, President/Chief
Executive Officer

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Dror Svorai, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 21, 2012	By:	/s/ DROR SVORAI
Director