Form 10-Q/A
period 2012-06-30
Onteco Corp
filed 2012-09-10
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Onteco Corp's. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2012	By:	/s/ Dror Svorai
Dror Svorai
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

4