Form 10-Q
period 2012-09-30
Onteco Corp
filed 2012-11-19
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated Filer ☐	☐	Accelerated Filer ☐	☐
Non-accelerated Filer ☐	☐	Smaller reporting company ☒	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of as of November 15, 2012 the registrant had 1,209,550,635 shares of its Common Stock, $0.001 par value, outstanding.

ONTECO CORPORATION AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2012
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2012 and 2011 and for the period December 31, 2007 (Inception) to September 30, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2012 and 2011 and for the period December 31, 2007 (Inception) to September 30, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1.A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets:
Cash in banks	$-	$676
Due from NexPhase Lighting	659,220	405,528
Assets attributable to discontinued operations	6,043,458	3,209,574

Total current assets	6,702,678	3,615,778

Fixed assets:
Property and equipment, net	4,890	5,865

Other assets:
Security deposits	7,589	7,589
Deposit on acquisition	105,000	-

Total other assets	112,589	7,589

Total assets	$6,820,157	$3,629,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$4,721	$-
Accounts payable	12,815	-
Accrued interest	62,657	26,767
Accrued employee compensation	-	538,000
Advances from non-affiliated related parties	35,490	1,100
Notes payable, non-affiliated related parties	562,798	330,206
Notes payable, third parties	274,486	229,545
Liabilities attributable to discontinued operations	3,679,880	801,110
Total current liabilities	4,632,847	1,926,728

Other liabilities	-	-

Total liabilities	4,632,847	1,926,728

Commitments and contingencies (Note 10)	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 and 100,000,000 shares authorized
Series A preferred stock, 150,000 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	150	150
Series B preferred stock, nil shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock $.001 par value 5,000,000,000 and 2,000,000,000 shares authorized,
648,391,560 and 923,444 shares issued and 648,391,316 and 923,200
shares outstanding at September 30, 2012 and December 31, 2011, respectively	648,391	923
Additional paid-in capital	6,094,884	4,353,363
Treasury stock, at cost (244 shares)	(61,000)	(61,000)
Deficit accumulated during the development stage	(4,495,115)	(2,590,932)
Total stockholders' equity (deficit)	2,187,310	1,702,504

Total liabilities and stockholders' equity (deficit)	$6,820,157	$3,629,232

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					For the Period
					December 31, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	21,276	19,793	59,424	42,337	276,210
Investor relations	-	6,060	-	124,072	124,072
Occupancy - Headquarters	12,691	12,428	39,251	33,140	90,121
Officer compensation	(90,000)	45,000	-	135,000	455,000
Professional fees	33,142	54,290	80,144	83,224	215,236
Staff compensation	48,361	11,496	70,372	38,766	239,953
Stock-based compensation	25,000	-	25,000	-	430,205
Depreciation	325	325	975	975	2,275
Total operating expenses	50,795	149,392	275,166	457,514	1,833,072

Loss from operations	(50,795)	(149,392)	(275,166)	(457,514)	(1,833,072)

Other expenses:
Loss on dispotion of assets	-	-	-	-	567
Loss on settlement of debt (Note 11)	73,702	-	711,702	-	711,702
Interest expense	565,351	10,927	862,430	45,786	1,327,265
Write-off of project development costs	-	-	-	27,600	27,600
Write-off of amount due from other	-	-	-	-	1,000
Total other expenses	639,053	10,927	1,574,132	73,386	2,068,134

Net loss from continuing operations	(689,848)	(160,319)	(1,849,298)	(530,900)	(3,901,206)

Net loss from discontinued operations	80,222	18,200	(54,885)	(196,748)	(593,909)

Net loss	$(609,626)	$(142,119)	$(1,904,183)	$(727,648)	$(4,495,115)

Net loss per share - Basic and diluted - continuing operations	$(0.00)	$(0.55)	$(0.01)	$(2.40)
Net loss per share - Basic and diluted - discontinued operations	$0.00	$0.06	$(0.00)	$(0.89)
Net loss per share - Basic and diluted	$(0.00)	$(0.49)	$(0.01)	$(3.29)

Weighted average number of shares
oustanding during the period -
Basic and diluted	302,575,501	291,980	162,231,875	221,345

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			December 31, 2007
	For the Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(1,904,183)	$(727,648)	$(4,495,115)
Adjustments to reconcile net loss to net cash used in operations:
License fee revenue realized	-	-	-
Depreciation	975	975	2,275
Loss on settlement of debt	711,702	-	711,702
Stock-based compensation	25,000	-	195,055
Stock issued for services	-	80,685	315,834
Cancellation of stock issued for services	-	(84,000)	(84,000)
Write-off of project development costs	-	27,600	27,600
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	52,582	62,295	149,337
Interest accrued on notes payable, third parties	17,138	12,105	29,490
Accretion of beneficial conversion feature as interest expense	770,023	-	1,307,692
Changes in operating assets and liabilities:
Due from NexPhase Lighting	(66,060)	(129,804)	(133,984)
Assets attributable to discontinued operations	(2,833,884)	-	(2,833,884)
Bank overdraft	4,721	-	4,721
Accounts payable	12,815	-	12,815
Sales tax payable	-	-	-
Accrued compensation	-	135,000	538,000
Liabilities attributable to discontinued operations	2,878,770	-	2,878,770
Net cash used in operating activities	(330,401)	(622,792)	(1,373,125)

Cash flows used in investing activities:
Purchase of property and equipment	-	-	(567)
Project development costs	-	-	(27,600)
Net cash used in investing activities	-	-	(28,167)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	73,650	400,450	837,105
Payments on notes payable, non-affiliated related parties	(34,000)	(14,905)	(60,655)
Proceeds from issuance of notes payable, third parties	308,000	259,000	636,100
Payments on notes payable, third parties	(52,315)	-	(52,315)
Advances from non-affiliated related parties, net	34,390	-	35,490
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	329,725	644,545	1,401,292

Net increase (decrease) in cash	(676)	21,753	-

Cash at beginning of period	676	62,428	-

Cash at end of period	$-	$84,181	$-

 Continued
See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			December 31, 2007
			(Inception of
	For the Nine Months Ended		Exploration Stage) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of note payable, related parties to common stock	$(204,150)	$-	$(358,366)
Conversion of accrued interest, related parties to common stock	(5,480)		(23,480)
Common stock issued	52,043	-	67,591
Additional paid in capital on stock issued	157,587	-	314,255

Conversion of note payable, third parties to common stock	(207,140)	-	(466,064)
Conversion of accrued interest, third parties to common stock	(10,385)	-	(15,785)
Common stock issued	156,338	-	156,819
Additional paid in capital on stock issued	61,187	-	325,030

Benefical conversion feature discount to notes payable, related parties	(575,066)	-	(1,054,389)
Benefical conversion feature discount to notes payable, third parties	(435,123)	-	(766,240)
Additional paid in capital	1,010,189	-	1,820,629

Conversion of accrued compensation to common stock	(50,000)	-	(50,000)
Common stock issued	50,000	-	50,000

Deposit on acquisition	(105,000)	-	(105,000)
Common stock issued	150,000	-	150,000
Additional paid in capital on stock issued	(45,000)	-	(45,000)

Conversion of accrued compensation to notes payable, related parties:
Notes payable, related parties	501,425	-	501,425
Accrued compensation	(501,425)	-	(501,425)

Conversion of NexPhase notes payable, related parties to notes payable, third parties:
Due from NexPhase	(75,674)	-	(75,674)
Notes payable, third parties	75,674	-	75,674

Conversion of NexPhase notes payable, related parties to common stock:
Due from NexPhase	(111,958)	-	(111,958)
Common stock	189,087	-	189,087
Additional paid in capital on stock issued	(77,129)	-	(77,129)

Conversion of notes payable, related parties to notes payable, third parties:
Notes payable, related parties	(36,580)	(118,000)	(254,672)
Accrued interest	(2,225)	-	(28,247)
Notes payable, third parties	38,805	118,000	282,919

Net assets acquired in acquisition of NexPhase Lighting	-	-	(2,700,000)
Common stock issued	-	-	67,500
Additional paid in capital on stock issued	-	-	2,632,500

244,000 shares of stock acquired and placed in treasury	-	(61,000)	(61,000)
Issuance of notes payable to former investors in NexPhase	-	61,000	61,000

See accompanying notes to consolidated financial statements

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
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

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off.  The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about November 15, 2012.  See Note 6 – Spin-Off of NexPhase Lighting and Note 7 – Licensing, Manufacturing and Distribution Agreement.
.
Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 150,000,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC").  See Note 5 – Acquisition of Cyber Centers Worldwide Corporation.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Organization (Continued)

In accordance with the Share Exchange Agreement and anticipated consummation of the spin-off of the Company's wholly-owned subsidiary, NexPhase Lighting Inc., the operations of the Company will change from the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits. The business operations of the Company will be conducted through its new wholly-owned subsidiary, CCWC, which involves interactive online gaming within the entertainment industry. Over the past years, the founders of CCIC have invested private capital, time and effort and innovative technology in its product development. CCWC today is capitalizing on the emerging trends in interactive gaming and social marketing with a vision to become the benchmark in the gaming industry with a reputation for customer safety, security and quality customer service, while also upholding the interests of shareholders.

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

Reclassifications

Certain items on the 2011 balance sheet, statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

Development Stage Enterprise

Since its formation on December 31, 2007, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 915 “Development Stage Entities”.  To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $1,904,183 for the nine months ended September 30, 2012 and has incurred cumulative losses since inception of $4,495,115.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern (Continued)

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

Note 2 – Project Development Costs

On January 15, 2010 the Company engaged an engineering firm to design, plan and supervise the development of proprietary “critical reactor” equipment to be used in environmentally friendly sewer and sludge conversion and used tire and plastic recovery. The initial cost of this project, in the amount of $27,600 was capitalized pending the results of the Company’s efforts to commercialize this technology. On September 30, 2011, Management determined that although the critical reactor project was commercially feasible, it was in the best interest of the company to commit all future funding to the NexPhase Lighting subsidiary.  Therefore, on September 30, 2011, the project development cost in the amount of $27,600 was written off.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
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

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.  The note is currently in default.
	$2,149	$-	$2,149	$2,149	$-	$2,149

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.03. No payments have been made on this note.	5,000	-	5,000	5,000	-	5,000

On August 9, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note. During the nine months ended September 30, 2012, a portion of the note in the amount of $5,000 was converted to Common Stock.	-	-	-	5,000	-	5,000

On August 25, 2010 the Company entered into a convertible promissory note with an investor in the amount of $4,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note.	4,000	-	4,000	4,000	-	4,000

On September 2, 2010 the Company entered into a convertible promissory note with an investor in the amount of $20,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note. During the nine months ended September 30, 2012, the note in the amount of $20,000 was converted to Common Stock.	-	-	-	20,000	-	20,000

On October 13, 2010 the Company entered into a convertible promissory note with an investor in the amount of $3,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	3,000	-	3,000

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

During the nine months ended September 30, 2012, a portion of the note in the amount of $27,000 was converted to Common Stock.
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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include bonus interest of $500, the note is payable on demand and is convertible at a rate of $0.001 per share. No payments have been made on this note. During the nine months ended September 30, 2012, the note in the amount of $5,500 was converted to Common Stock.	-	-	-	5,500	-	5,500

On November 15, 2010 the Company entered into a convertible promissory note with an investor in the amount of $28,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $0.001. No payments have been made on this note. During the nine months ended September 30, 2012, the note in the amount of $28,000 was converted to Common Stock.	-	-	-	28,000	-	28,000

On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share. No payments have been made on this note. During the nine months ended September 30, 2012, the note in the amount of $9,300, plus $930 of bonus interest, was converted to Common Stock.	-	-	-	9,300	-	9,300

On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	15,500	-	15,500	15,500	-	15,500

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	1,000	-	1,000	1,000	(27)	973

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

During the nine months ended September 30, 2012, the note plus $600 of accrued interest has been converted to Common Stock.
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

During the nine months ended September 30, 2012, a portion of the note in the amount of $5,500 has been converted to Common Stock.  The note is currently in default.
	1,000	-	1,000	6,500	(1,616)	4,884

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

During the nine months ended September 30, 2012, a portion of the note in the amount of $11,000 was converted to Common Stock.  The note is currently in default.
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

During the nine months ended September 30, 2012, a portion of the note in the amount of $25,000 was converted to Common Stock.  The note is currently in default.
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

During the nine months ended September 30, 2012, the note in the amount of $1,000 was converted to Common Stock. The note is currently in default.
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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,500	-	2,500	2,500	(813)	1,687

On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	15,000	-	15,000	15,000	(5,614)	9,386

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(1,254)	1,746

On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(1,327)	1,673

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

During the nine months ended September 30, 2012, the note balance of $6,500, plus accrued interest of $671, was converted to Common Stock.
	-	-	-	6,500	(3,054)	3,446

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

During the nine months ended September 30, 2012, a portion of the note in the amount of $250, plus accrued interest of $11, was converted to Common Stock.
	1,750	-	1,750	2,000	(961)	1,039

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. During the nine months ended September 30, 2012, the note balance of $15,000, plus accrued interest of $868, was converted to Common Stock.	-	-	-	15,000	(8,893)	6,107

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. During the nine months ended September 30, 2012, a portion of the note in the amount of $18,000 was converted to Common Stock.	2,000	-	2,000	20,000	(11,857)	8,143

On August 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on August 18, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,500	-	2,500	2,500	(1,577)	923

On September 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 13, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	6,000	-	6,000	6,000	(4,212)	1,788

On September 22, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on September 22, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,000	-	1,000	1,000	(726)	274

On September 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on September 28, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	-	2,000	2,000	(1,189)	811

On October 6, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,800. Terms include simple interest at ten percent (10.0%), the note is due on October 6, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	5,800	(10)	5,790	5,800	(444)	5,356

On October 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,700. Terms include simple interest at ten percent (10.0%), the note is due on October 21, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,700	(39)	1,661	1,700	(548)	1,152

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on November 23, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	2,000	(118)	1,882	2,000	(717)	1,283

On December 5, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	(830)	10,670	11,500	(4,273)	7,227

On January 8, 2012 the Company converted accrued compensation and entered into a convertible promissory note with its former Chief Executive Officer in the amount of $501,425. Terms include simple interest at six and one-quarter percent (6.25%), the note is due on January 8, 2013 and is convertible at the lower of 1) a price of $0.001, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $0.0015 per share or less. During the nine months ended September 30, 2012, $20,000 has been paid on the note.	481,425	(137,001)	344,424	-	-	-

On January 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $17,700. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	17,700	-	17,700	-	-	-

On January 26, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $36,580. Terms include simple interest at ten percent (10.0%), the note is due on January 26, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note. On August 15, 2012, the note plus accrued interest of $2,225 was assigned to a third party investment firm.	-	-	-	-	-	-

On February 3, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	3,000	-	3,000	-	-	-

On February 27, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $900. Terms include simple interest at ten percent (10.0%), the note is due on February 27, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	900	(368)	532	-	-	-

On March 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,370. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,370	-	1,370	-	-	-

On March 21, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,600. Terms include simple interest at ten percent (10.0%), the note is due on March 21, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,600	(754)	846	-	-	-

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 – Notes Payable – Non-affiliated Related Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On March 28, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	11,500	-	11,500	-	-	-

On July 9, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on July 9, 2013 and is convertible at the option of the holder at a price of $0.001 per share. No payments have been made on this note.	1,000	(772)	228	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 100,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 including premium interest of ten percent (10.0%) ($2,500), the note is due on June 30, 2012. Payments totaling $7,453 have been made on this note during the year ended December 31, 2011. Payments totaling $12,000 have been made on this note during the six months ended June 30, 2012. The note is currently in default.	8,048	-	8,048	20,048	-	20,048

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. Payments totaling $1,490 have been made on this note during the year ended December 31, 2011. The note is currently in default.	4,010	-	4,010	4,010	-	4,010

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 24,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 including premium interest of ten percent (10.0%) ($600), the note is due on June 30, 2012. No payments have been made on this note. The note is currently in default.	6,600	-	6,600	6,600	-	6,600

On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 20,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. The note is currently in default.	5,500	-	5,500	5,500	-	5,500

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
	14,038	-	14,038	16,038	-	16,038

Notes Payable -- Related Parties	$702,690	$(139,892)	$562,798	$402,345	$(72,139)	$330,206

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771,667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-	$53,150	$53,150	$-	$53,150

On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-	8,580	8,580	-	8,580

On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-	30,360	30,360	-	30,360

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-	2,500	2,500	-	2,500

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On September 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at eight percent (8.0%), the note is due on June 6, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $50,000 was paid plus accrued interest of $2,315 and a redemption premium of $22,685.	-	-	-	50,000	(18,877)	31,123

On October 26, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. During the six months ended June 30, 2012, the note in the amount of $12,000 plus accrued interest of $2,175 was converted to Common Stock.	-	-	-	12,000	(9,835)	2,165

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

As of December 31, 2011, a portion of the note in the amount of $6,800 has been converted to Common Stock.  During the nine months ended September 30, 2012, the remainder of the note in the amount of $18,200 was converted to Common Stock.
	-	-	-	18,200	(6,763)	11,437

On February 7, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8.0%), the note is due on November 9, 2012 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the nine months ended September 30, 2012, a portion of the note in the amount of $21,300 was converted to Common Stock.	11,200	(1,272)	9,928	-	-	-

On February 10, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $19,000. Terms include simple interest at ten percent (10.0%), the note is due on February 10, 2013 and is convertible at the option of the holder at a price of $0.001. No payments have been made on this note.	19,000	(6,904)	12,096	-	-	-

On April 2, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $75,000. Terms include simple interest at ten percent (10.0%), the note is due on April 2, 2013 and is convertible at the option of the holder at a price of $0.001. The note was assigned from a non-affiliated related party investment firm. No payments have been made on this note.	75,000	(37,808)	37,192	-	-	-

On April 3, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $37,500. Terms include simple interest at eight percent (8.0%), the note is due on January 9, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	37,500	(11,015)	26,485	-	-	-

On May 21, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $37,500. Terms include simple interest at eight percent (8.0%), the note is due on February 25, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	32,500	(13,874)	18,626	-	-	-

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
On December 15, 2010 the Company entered into a convertible promissory note with a non affiliate related party in the amount of $40,000. Terms include simple interest at twelve percent (12%), the note was due on December 15, 2011 and was convertible convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice.

On July 12, 2012, the note was assigned from the non affiliate related party to a thrid party investor firm.  The balance of the note assigned, including accrued interest, was $52,015.  The Company replaced the original note with a new convertible promissory note to the thrid party investment firm. Terms include simple interest at twelve percent (12.0%), the note is due on July 12, 2013 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the lowest trading price during the three days prior to the date of the conversionon notice.  No payments have been made on this note.

During the nine months ended September 30, 2012, a portion of the note in the amount of $24,915 was converted to Common Stock.
	27,100	(21,160)	5,940	-	-	-

On July 12, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $26,500. Terms include simple interest at twelve percent (12.0%), the note is due on March 12, 2013 and is convertible at the option of the holder at a price calculated at a fifty percent discount to average of the lowest three trading prices during the ten day period prior to the date of the conversion notice. No payments have been made on this note.	26,500	(20,691)	5,809	-	-	-

On December 10, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at twelve percent (12.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

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

On July 31, 2012, the notes were assigned from the non affiliate related parties to a thrid party investor firm.  The balance of the notes assigned, including accrued interest, was $75,674.  The Company replaced the original note with a new convertible promissory note to the thrid party investment firm. Terms include simple interest at twelve percent (12.0%), the note is due on July 31, 2013 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the lowest trading price during the three days prior to the date of the conversionon notice.  No payments have been made on this note.
	75,674	(63,026)	12,648	-	-	-

On August 1, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8.0%), the note is due on May 3, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the avaerage of the two lowest trading prices during the thirty trading day period prior to the date of the conversion notice. No payments have been made on this note.	32,500	(20,789)	11,711	-	-	-

On August 14, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $42,500. Terms include simple interest at eight percent (8.0%), the note is due on May 16, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the avaerage of the three lowest trading prices during the ten trading day period prior to the date of he conversion notice. No payments have been made on this note.	42,500	(28,830)	13,670	-	-	-

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 4 – Notes Payable – Third Parties (Continued)

	September 30, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
On January 26, 2012 the Company entered into a convertible promissory note with a non affiliate related party in the amount of $36,580. Terms include simple interest at twelve percent (10%), the note was due on January 26, 2013 and was convertible at the option of the holder at a price of $0.001 per share.

On August 15, 2012, the note was assigned from the non affiliate related party to a thrid party investment firm.  The balance of the note assigned, including accrued interest, was $38,805.  The Company replaced the original note with a new convertible promissory note to the thrid party investment firm. Terms include simple interest at ten percent (10.0%), the note is due on January 26, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the average of the three lowest trading price during the ten day period prior to the date of the conversionon notice.  No payments have been made on this note.

During the nine months ended September 30, 2012, a portion of the note in the amount of $2,225 was converted to Common Stock.
	36,580	(21,543)	15,037	-	-	-

On August 16, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on August 16, 2013 and is convertible at the option of the holder at the lower of 1) a price of $0.001, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $0.0015 per share or less. No payments have been made on this note.	5,000	(4,383)	617	-	-	-

On September 20, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on September 20, 2013 and is convertible at the option of the holder at the lower of 1) a price of $0.001, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $0.0015 per share or less. No payments have been made on this note.	5,000	(4,862)	138	-	-	-

Total - Notes Payable -- Third Parties	$530,644	$(256,157)	$274,487	$313,290	$(83,745)	$229,545

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 5 – Acquisition of Cyber Centers Worldwide Corporation

Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 150,000,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC").

On September 11, 2012, the Company issued the 150,000,000 shares of common stock to the shareholders of CCWC.  The shares were valued at the market price per share on the date of issue of $0.0007, for a total of $105,000, and are classified on the balance sheet as a deposit on acquisition.

In accordance with the Share Exchange Agreement and anticipated consummation of the spin-off of the Company's wholly-owned subsidiary, NexPhase Lighting Inc., the operations of the Company will change from the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits. The business operations of the Company will be conducted through its new wholly-owned subsidiary, CCWC, which involves interactive online gaming within the entertainment industry. Over the past years, the founders of CCIC have invested private capital, time and effort and innovative technology in its product development. CCWC today is capitalizing on the emerging trends in interactive gaming and social marketing with a vision to become the benchmark in the gaming industry with a reputation for customer safety, security and quality customer service, while also upholding the interests of shareholders.

Note 6 – Spin-Off of NexPhase Lighting

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off.  The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about November 15, 2012.

Since the acquisition of NexPhase, the Company has provided working capital to NexPhase.  Amounts due from NexPhase are $659,220 and $405,528 at September 30, 2012 and December 31, 2011, respectively.

Due to the transfer of the assets and liabilities of NexPhase to the shareholders, the accounting for NexPhase in this period and historically would be classified as a discontinued operation. Accordingly, the Company has excluded results for NexPhase from its continuing operations in the Consolidated Statement of Operations for all periods presented.  The following table shows the results of NexPhase included in the loss from discontinued operations:

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 6 – Spin-Off of NexPhase Lighting (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$102,782	$203,024	$171,303	$282,461
Cost of goods sold	-	219	828	36,229
Gross profit	102,782	202,805	170,475	246,232

Operating expenses:
General and administrative	713	27,661	11,911	57,175
Investor relations	-	-	-	21,440
Occupancy - Headquarters	-	6,939	-	20,406
Professional fees	-	730	-	14,609
Staff compensation	-	135,909	42,504	294,309
Depreciation	5,646	2,142	18,895	6,427
Total operating expenses	6,359	173,381	73,310	414,366

Income (loss) from discontinued operations	96,423	29,424	97,165	(168,134)

Other expenses:
Interest expense	16,201	11,224	152,050	28,614

Net income (loss) from discontinued operations	$80,222	$18,200	$(54,885)	$(196,748)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash in banks	$7,720	$41,128
Accounts receivable	-	2,251
Due from licensee	200,000	-
Inventories	79,345	74,947
Total current assets	287,065	118,326

Property and equipment, net	85,234	97,979
Marketable securities	2,677,890	-
Intellectual property	2,989,149	2,989,149
Security deposits	4,120	4,120

Total assets of discontinued operations	$6,043,458	$3,209,574

LIABILITIES
Current liabilities:
Accounts payable	$56,117	$112,046
Accrued interest	46,968	38,244
Sales tax payable	2,679	2,678
Due to Onteco	659,220	405,528
Deferred license fee revenue, current	411,128	-
Notes payable, non-affiliated related parties	208,309	242,614
Deferred license fee revenue, non current	2,295,459	-

Total liabilities of discontinued operations	$3,679,880	$801,110

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 7 – Licensing, Manufacturing and Distribution Agreement

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

As of June 30, 2012, the Company has valued the common stock to be received at $2,677,890.  The Company has assigned the licensing, manufacturing and distribution agreement, along with its related assets and deferred revenues, to NexPhase which will be included in the spin-off (See Note 6 – Spin-Off of NexPhase Lighting)

Note 8 – Executive Compensation Agreement

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

Oh January 8, 2012, the Company and its former Chief Executive Officer entered into an agreement to terminate the executive compensation agreement and the Company issued a convertible promissory note for the accrued compensation and interest thereon totally $501,425.  The note is due January 8, 2013, bears interest at 6.25% and is convertible at the lower of 1) a price of $0.001, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $0.0015 per share or less.

Note 9 – Stockholders’ Equity (Deficit) and Common Stock

On August 22, 2012, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2012 Amendment”). The 2012 Amendment was filed with the Nevada Secretary of State on August 22, 2012 increasing our authorized capital from 300,000,000 shares of common stock to 5,000,000,000 shares of common stock, par value $0.001. The authorized capital of preferred stock remained unchanged at 10,000,000 shares, par value $0.001.

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 9 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 9 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 9 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 9 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

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

On July 1, 2012, the Board of Directors approved the issuance of 8,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

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

On July 12, 2012, the Board of Directors approved the issuance of 8,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 8, 2010 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

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

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 9 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

On August 13, 2012, the Board of Directors approved the issuance of 11,111,112 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On August 21, 2012, the Board of Directors approved the issuance of 10,576,923 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $0.0005 per share.

On August 22, 2012, the Board of Directors approved the issuance of 11,200,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $4,480. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On August 31, 2012, the Board of Directors authorized the issuance of 50,000,000 shares of its restricted common stock at a per share price of $0.001 to Jorge Schcolnik as partial compensation in connection with his appointment as the President and a Director of the Company. The shares were valued at $0.0005, the market value of the shares on the date of issuance, for a total of $25,000.

On September 4, 2012, the Board of Directors approved the issuance of 14,141,360 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $3,535. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 11, 2012, the Board of Directors approved the issuance of 150,000,000 unregistered common shares to the shareholders of CCWC as an initial deposit relating to the acquisition of CCWC.  The shares were valued at $0.0007, the market value per share on the date of issuance, for a total of $105,000.

On September 13, 2012, the Board of Directors approved the issuance of 10,714,286 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $3,000. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 13, 2012, the Board of Directors approved the issuance of 7,945,964 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 15, 2012 in the amount of $2,225. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 13, 2012, the Board of Directors approved the issuance of 23,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $6,900. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 14, 2012, the Board of Directors approved the issuance of 23,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 23, 2011 in the amount of $3,067. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 17, 2012, the Board of Directors approved the issuance of 24,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 11, 2011 in the amount of $3,200. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 18, 2012, the Board of Directors approved the issuance of 25,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 02, 2011 in the amount of $3,542. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 19, 2012, the Board of Directors approved the issuance of 25,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 23, 2011 in the amount of $3,750. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 9 – Stockholders’ Equity (Deficit) and Common Stock (Continued)

On September 20, 2012, the Board of Directors approved the issuance of 22,857,143 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 27, 2012, the Board of Directors approved the issuance of 22,857,143 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

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

See Note 3 – Notes Payable – Non-affiliated Related Parties and Note 9 – Stockholders’ Equity (Deficit) and Common Stock for additional related party disclosures.

Note 11 – Loss on Settlement of Debt

During the nine months ended September 30, 2012, the Company issued 34,530,000 shares of common stock to related parties in conversion of $68,730 of notes payable in accordance with the terms of the notes.  The fair value of the common stock issued was $780,432 at the date of the conversions, resulting in a loss on the settlements of $711,702.

Note 12 – Commitments and Contingencies

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

Remainder of 2012	$11,383
2013	$45,528
2014	$3,794

Note 13 – Subsequent Events

On October 3, 2012, the Board of Directors approved the issuance of 22,857,143 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On October 3, 2012, the Board of Directors approved the issuance of 33,495,298 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $6,978. In accordance with the terms of the note, the shares were issued at $0.0002 per share.

On October 3, 2012, the Board of Directors approved the issuance of 23,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $6,900. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 13 – Subsequent Events (Continued)

On October 3, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12%), the note is due on October 3, 2013 and is convertible at the option of the holder at a price of 50% of the average of the three lowest trading prices during the ten days prior to the conversion.

On October 4, 2012, the Board of Directors approved the issuance of 35,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2011 in the amount of $7,292. In accordance with the terms of the note, the shares were issued at $0.0002 per share.

On October 5, 2012, the Board of Directors approved the issuance of 36,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 20, 2012 in the amount of $12,900. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On October 10, 2012, the Board of Directors approved the issuance of 38,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 10, 2010 in the amount of $13,796. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On October 18, 2012, the Board of Directors approved the issuance of 21,785,714 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,100. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On October 18, 2012, the Board of Directors approved the issuance of 43,874,263 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $5,850. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 150,000,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC").

On November 5, 2012, the Board of Directors approved the issuance of 47,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $3,563. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On November 5, 2012, the Board of Directors approved the issuance of 124,005,725 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $49,602. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On November 8, 2012, the Board of Directors approved the issuance of 22,941,176 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 3, 2012 in the amount of $3,900. In accordance with the terms of the note, the shares were issued at $0.0002 per share.

On November 9, 2012, the Board of Directors approved the issuance of 54,750,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $3,650. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On November 12, 2012, the Board of Directors approved the issuance of 57,450,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $3,351. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

ONTECO CORPORATION
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 13 – Subsequent Events (Continued)

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off.  The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about November 15, 2012.

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

Company Overview

Onteco Corporation (the "Company", “Onteco”, “we”, “us” or “our”) was founded to develop innovative, practical and cost-effective solutions to some of the most significant environmental challenges facing industries and governments around the world. Additionally, these solutions must show promise of generating profits for the company. Specifically the company has determined that one industry that meets both of the above-mentioned prongs of criteria is the Energy Saving Lighting Industry.

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

Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 150,000,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC").

Plan of Operation

NexPhase was unable to generate revenues in the first nine months of 2012 and currently has no backlog.  The immediate goal of the Company’s management is to license NexPhase’s proprietary technologies and execute licensing, manufacturing and distribution agreements with parties on a global basis.  The Company has recently executed its first of such agreements.

Effective on April 30, 2012, the Board of Directors of Onteco Corporation, a Nevada corporation (the “Company”), approved and authorized the execution of a licensing, manufacturing and distribution agreement (the “Agreement”) with Jarlyn S.A., an Uruguayan corporation (“Jarlyn”). In accordance with the terms and provisions of the Agreement, Jarlyn shall be designated the exclusive licensee, manufacturer, distributor and re-seller of certain licensed technologies within the Oriental Republic of Uruguay (the “Territory”).  The Agreement has been assigned to NexPhase including all assets, liabilities and future revenue streams.

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off.  The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about November 15, 2012.

In accordance with the Share Exchange Agreement and anticipated consummation of the spin-off of the Company's wholly-owned subsidiary, NexPhase Lighting Inc., the operations of the Company will change from the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits. The business operations of the Company will be conducted through its new wholly-owned subsidiary, CCWC, which involves interactive online gaming within the entertainment industry. Over the past years, the founders of CCIC have invested private capital, time and effort and innovative technology in its product development. CCWC today is capitalizing on the emerging trends in interactive gaming and social marketing with a vision to become the benchmark in the gaming industry with a reputation for customer safety, security and quality customer service, while also upholding the interests of shareholders.

Additionally, we are currently identifying other potential acquisition opportunities.

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

The Company had no revenue or cost of goods sold for the three months ended September 30, 2012 and September 30, 2011.

Operating Expenses and Other Expenses

For the three months ended September 30, 2012 our total operating expenses were $50,795 compared to $149,392 for the three months ended September 30, 2011 resulting in a decrease of $98,597. The decrease is attributable to decreases in professional fees of $21,148, investor relations of $6,060, and officer compensation of $135,000, offset by increases in general and administrative expenses of $1,483, staff compensation of $36,865, occupancy costs of $263 and stock based compensation of $25,000.

Other expenses consisted of a loss on the settlement of debt with related parties of $73,702 and interest expense (including beneficial conversion feature accretion of $516,375) of $565,351 for the three months ended September 30, 2012 compared to interest expense of $10,927 for the three months ended September 30, 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and For the Period December 31, 2007 (Inception) to September 30, 2012

Revenues

The Company had no revenue or cost of goods sold for the period December 31, 2007 (Inception) to September 30, 2012.

Operating Expenses and Other Expenses

For the nine months ended September 30, 2012 our total operating expenses were $275,166 compared to $457,514 for the nine months ended September 30, 2011 resulting in a decrease of $182,348. The decrease is attributable to decreases in professional fees of $3,080, investor relations of $124,072, and officer compensation of $135,000, offset by increases in general and administrative expenses of $17,087, staff compensation of $31,606, occupancy costs of $6,111 and stock based compensation of $25,000.

Other expenses consisted of a loss on the settlement of debt with related parties of $711,702 and interest expense (including beneficial conversion feature accretion of $770,025) of $862,430 for the nine months ended September 30, 2012 compared to interest expense of $45,786 for the nine months ended September 30, 2011.  We incurred a write-off of project development costs of $27,600 for the nine months ended September 30, 2011.  Net loss from discontinued operations was $54,885 for the nine months ended September 30, 2012.

For the period from December 31, 2007 (inception) to September 30, 2012, total operating expenses were $1,833,072 and other expenses were $2,068,134 resulting in a net loss of $3,949,248.  Operating costs are composed of general and administrative expenses of $276,210, investor relations of $124,072, occupancy costs of $90,121, officer compensation of $455,000, professional fees of $215,236, staff compensation of $239,953, stock-based compensation of $430,205, and depreciation of $2,275.  Other expenses are comprised of loss on disposal of assets of $567, loss on the settlement of debt of $711,702, interest expense (including beneficial conversion feature accretion of $1,157,912) of $1,327,265, the write-off of project development costs of $27,600 and the write-off of amount due from other of $1,000.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2012, we funded our operations through the issuance of notes payable to related parties and third parties and advances from our chief executive officer and related parties, while for the nine months ended September 30, 2011 we funded our operations through financing activities consisting of the issuance of notes payable to related parties and third parties. Our principal use of funds during the nine months ended September 30, 2012 has been for general operating expenses and working capital purposes.

Liquidity and Capital Resources during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

As of September 30, 2012, we had no cash and deficit in working capital of $293,747 (excluding assets and liabilities of discontinued operations).  The Company generated a negative cash flow from operations of $330,401 for the nine months ended September 30, 2012 compared to cash used in operations of $621,959 for the nine months ended September 30, 2011. The negative cash flow from operating activities for the nine months ended September 30, 2012 is primarily attributable to the Company's net loss of $1,904,183, offset by depreciation of $975, loss on the settlement of debt of $711,702, stock based compensation of $25,000, interest accrued on notes payable of $69,720, accretion of beneficial conversion feature discounts to notes payable of $770,023, and increased by net changes in operating assets and liabilities of $3,638.  Cash used in operations for the nine months ended September 30, 2011 is primarily attributable to the Company's net loss of $727,648, offset by depreciation of $975, stock issued for services of $80,685, the write-off of project development costs of $27,600, interest accrued on notes payable of $62,295, and net changes in operating assets and liabilities of $5,196, and increased by the cancellation of stock issued for services of $84,000.

Investing activities were $nil for the nine months ended September 30, 2012 and 2011.

Financing activities for the nine months ended September 30, 2012 consisted of proceeds from the issuance of notes payable to related parties of $73,560, the issuance of notes payable to third parties of $308,000, and the advances received from our chief executive officer and related parties of $34,390, offset by payments on notes payable to related parties of $34,000 and payments on notes payable to third parties of 52,315 compared to proceeds received from the issuance of notes payable to related parties of $400,450, the issuance of notes payable to third parties of $259,000, offset by payments on notes payable to related parties of $14,905 during the nine months ended September 30, 2011.

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

On October 3, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at twelve percent (12%), the note is due on October 3, 2013 and is convertible at the option of the holder at a price of 50% of the average of the three lowest trading prices during the ten days prior to the conversion.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2012, the Board of Directors approved the issuance of 8,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

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

On July 12, 2012, the Board of Directors approved the issuance of 8,500,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 8, 2010 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $0.001 per share.

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

On August 13, 2012, the Board of Directors approved the issuance of 11,111,112 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On August 21, 2012, the Board of Directors approved the issuance of 10,576,923 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $0.0005 per share.

On August 22, 2012, the Board of Directors approved the issuance of 11,200,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $4,480. In accordance with the terms of the note, the shares were issued at $0.0004 per share.

On August 31, 2012, the Board of Directors authorized the issuance of 50,000,000 shares of its restricted common stock at a per share price of $0.001 to Jorge Schcolnik as partial compensation in connection with his appointment as the President and a Director of the Company. The shares were valued at $0.0005, the market value of the shares on the date of issuance, for a total of $25,000.

On September 4, 2012, the Board of Directors approved the issuance of 14,141,360 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $3,535. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 11, 2012, the Board of Directors approved the issuance of 150,000,000 unregistered common shares to the shareholders of CCWC as an initial deposit relating to the acquisition of CCWC.  The shares were valued at $0.0007, the market value per share on the date of issuance, for a total of $105,000.

On September 13, 2012, the Board of Directors approved the issuance of 10,714,286 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $3,000. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 13, 2012, the Board of Directors approved the issuance of 7,945,964 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 15, 2012 in the amount of $2,225. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 13, 2012, the Board of Directors approved the issuance of 23,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $6,900. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 14, 2012, the Board of Directors approved the issuance of 23,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 23, 2011 in the amount of $3,067. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 17, 2012, the Board of Directors approved the issuance of 24,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 11, 2011 in the amount of $3,200. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 18, 2012, the Board of Directors approved the issuance of 25,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 02, 2011 in the amount of $3,542. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 19, 2012, the Board of Directors approved the issuance of 25,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 23, 2011 in the amount of $3,750. In accordance with the terms of the note, the shares were issued at $0.0001 per share.

On September 20, 2012, the Board of Directors approved the issuance of 22,857,143 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

On September 27, 2012, the Board of Directors approved the issuance of 22,857,143 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.0003 per share.

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
______________
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

Date: November 19, 2012	By:	/s/Jorge Schcolnik
Jorge Schcolnik
President
(Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)