Form 10-K
period 2012-12-31
Onteco Corp
filed 2013-04-16
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-53104
_______________________________________________

INELCO CORPORATION
(f/k/a Onteco Corporation)
(Exact name of registrant as specified in its charter)
_______________________________________________

Nevada	51-066845
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2450 Hollywood Blvd, Suite 708 Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 644-8811

19495 Biscayne Blvd.
Suite 411
Aventura, Florida 33180
(Former name or former address, if changed since last report)
_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)
_______________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $303,967, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $6.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 31, 2013 the registrant had 808,161 shares of its Common Stock, $0.001 par value, outstanding.

INELCO CORPORATION

(f/k/a Onteco Corporation)

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART 1

Item 1. Business

Overview

Inelco Corporation (the "Company", “Inelco”, “we”, “us” or “our”) is a holding company with two wholly-owned subsidiaries, NexPhase Lighting Inc., a Florida corporation, (“NexPhase”) and Cyber Centers Worldwide Corporation, a Florida corporation (“CCWC”).

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”), as well as licensing its technologies to territories outside of the United States.

Effective on April 30, 2012, the Board of Directors approved and authorized the execution of a licensing, manufacturing and distribution agreement (the “Agreement”) with Jarlyn S.A., an Uruguayan corporation (“Jarlyn”). In accordance with the terms and provisions of the Agreement, Jarlyn shall be designated the exclusive licensee, manufacturer, distributor and re-seller of certain licensed technologies within the Oriental Republic of Uruguay (the “Territory”).

On November 30, 2012, the Company and Jarlyn entered into a Cancellation Agreement, mutually cancelling the Licensing, Manufacturing and Distribution Agreement previously entered into on April 30, 2012.

In anticipation of the spin-off of NexPhase, the operations of the Company will change from the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits.

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

Company History

Inelco Corporation was incorporated under the laws of the State of Nevada on December 31, 2007 as InfoSpi Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 0.284 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.

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

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February 14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 33.75 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations. Therefore, as of the February 14, 2011, NexPhase has become a wholly-owned subsidiary of the Company.

On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2011 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011.

On April 1, 2013, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Onteco Corporation” to “Inelco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on April 1, 2013 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated January 14, 2013 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated January 14, 2013. Management deemed it appropriate to change our name to Inelco Corporation in furtherance of and to better reflect the nature of our new business operations.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011. We have not yet received our new CUSIP number or trading symbol.

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off. The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about June 30, 2013.

Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 75,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC").

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

Our Strategy

Management believes that the past years success of new social media platforms have changed the ways consumers approach media, circumventing traditional marketing channels such as television and print media in favor of social media sites that provide easy access to information, advice and recommendations. People go online to socialize and be entertained. During that process, these connected customers are actively building and refining their own trusted personal networks. People trust friends. Management believes that the opportunity is very clear. CCWC integrates social media deeply into its concept and will focus on succeeding in motivating its members to share with their networks, and thereby create a powerful channel for increasing the CCWC brand’s influence in the marketplace. Social media is all about the ability for the members to create personalized signals that they can plug into. When members find a new product or a great deal, they love to share it with others to obtain social status. CCWC has integrated basic social media sharing functions into its services and will also use third party specialists to fully capitalize on the useful aspects of the fast developing trends within the social marketing space. CCWC’s marketing will focus on a solution that allows creating social media campaigns that can be tracked measured and optimized to maximize reach and ROI. Understanding the hierarchy of social motivators that makes social marketing successful is also imperative to CCWC.

Employees

As of December 31, 2012, the Company has one employee.

Patents and Trademarks

None.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

We have sustained operating losses since our inception. We have generated no revenue since inception. As of December 31, 2012 and 2011, we had accumulated deficits of $5,061,170 and $2,590,932, respectively. As evidenced by these financial results, we may not be able to achieve or maintain profitability on a consistent basis. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

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

Our future success depends on market acceptance of our social media platform technology and the technology currently under development. Although adoption of social media has grown in recent years, adoption of new platforms is still limited and faces significant challenges.

Our financial results may vary significantly from period-to-period due to unpredictable sales cycles in certain of the markets into which we sell our products, and changes in the mix of products we sell during a period, which may lead to volatility in our stock price.

The size and timing of our potential revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts will often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. We intend to spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Because most of our operating and capital expenses will be incurred based on the estimated number of purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses for that period.

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

Our success will depend to a large extent on the abilities and continued services of key members of our management team. The loss of these key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. If we continue to grow, we will need to add additional management and other personnel. Our success will depend on our ability to attract and retain highly skilled personnel and our efforts to obtain or retain such personnel may not be successful.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 808,160 post-Reverse Stock Split shares of common stock issued and outstanding. As of the date of this Annual Report, there are 125,132 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office space is located at 2450 Hollywood Blvd, Suite 708, Hollywood, Florida 33020. We entered into a one-year lease term for this office space on November 8, 2012 (the “Lease”). The terms and provisions of the Lease include: (i) monthly rent commencing November 15, 2012 in the amount of $475 including sales tax and (ii) triple-net provisions.

Item. 3. Legal Proceedings

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

Item. 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

Quarter Ended	High Bid	Low Bid
March 31, 2011	$60.00	$33.40
June 30, 2011	$11.60	$11.60
September 30, 2011	$3.20	$3.20
December 31, 2011	$2.80	$2.80
March 31, 2012	$600.00	$30.00
June 30, 2012	$54.00	$4.60
September 30, 2012	$13.80	$1.00
December 31, 2012	$2.40	$0.20

As of March 31, 2013, we had 124 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

Our net loss for fiscal year ended December 31, 2012 was ($2,470,830) compared to a net loss of ($1,813,191) for fiscal year ended December 31, 2011 (an increase of $657,047). During fiscal years ended December 31, 2012 and 2011, we did not generate any revenue from operations.

During fiscal year ended December 31, 2012, we incurred operating expenses of $319,575 compared to operating expenses of $794,987 incurred during fiscal year ended December 31, 2011 (a decrease of $475,412). The operating expenses incurred during fiscal year ended December 31, 2012 consisted of: (i) general and administrative of $74,050 (2011: $139,176); (ii) investor relations of $-0- (2011: $124,072); (iii) occupancy – headquarters of $40,201 (2011: $45,568); (iv) officer compensation of $42,600 (2011: $180,000); (v) professional fees of $106,356 (2011: $95,140); (vi) staff compensation of $29,993 (2011: $94,581); (vii) stock-based compensation of $25,000 (2011: $115,150: and (viii) depreciation of $1,375 (2010: $1,300). Our operating expenses decreased primarily based on the decreased scope and scale of our business operations relating to the discontinuing of operations of NexPhase as our wholly-owned subsidiary and reduced marketing and sale of our NexPhase lighting products. Thus, operating expenses decreased resulting substantially from a decrease of $64,588 in staff compensation, $124,072 in investor relations, $5,367 in occupancy-headquarters, $65,126 in general and administrative expenses, $137,400 in officer compensation and $90,150 in stock-based compensation. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Therefore, our operating loss incurred during fiscal year ended December 31, 2012 was $319,575 as compared to an operating loss incurred during fiscal year ended December 31, 2011 of $794,987.

Other expenses incurred during fiscal year ended December 31, 2012 included: (i) interest expense of $1,132,553 (2011: $451,580); (ii) write-off of project development costs of $-0- (2011: $27,600); (iii) loss on the settlement of debt of $711,702 (2011: $-0-); and (iv) net loss from discontinued operations of NexPhase of $306,408 (2011: $539,024). Therefore, our net loss and loss per share during fiscal year ended December 31, 2012 was $2,470,830 or ($12.37) per post-Reverse Stock Split share compared to a net loss and loss per share of ($1,813,191) or ($11,376.49) per post-Reverse Stock Split share during fiscal year ended December 31, 2011. The weighted average number of shares outstanding was 199,644 for fiscal year ended December 31, 2012 compared to 159 for fiscal year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2011

As of December 31, 2012, our current assets excluding discontinued operations were $1,004,861 and our current liabilities excluding discontinued operations were $1,244,303, which resulted in a working capital deficit of $239,442. As of December 31, 2012, our current assets were comprised of: (i) $14 in cash; (ii) $991,687 in amounts due from NexPhase; (iii) $8.960 in a loan to officer; and (iv) $4,200 in other current assets. As of December 31, 2012, current liabilities were comprised of: (i) $36,575 in accounts payable; (ii) $85,706 in accrued interest; (iii) $23,990 in advances from non-affiliated related parties; (iv) $2,781 in advances from third parties; (v) $662,818 in notes payable, non-affiliated related parties; and (vi) $432,433 in notes payable – third parties.

As of December 31, 2012, our total assets of $4,691,978 were comprised of: (i) $1,004,861 in current assets excluding discontinued operations; (ii) $6,522 in fixed assets of net property and equipment; (iii) $8,439 in security deposits; (iv) $71,531 in valuation of intellectual property; (v) $451,792 in goodwill; and (vi) $3,148,833 of assets attributable to discontinued operations. As of December 31, 2012, our total liabilities of $2,538,568 were comprised of current liabilities and $1,294,265 of liabilities attributable to discontinued operations.

Stockholders’ equity (deficit) increased from $1,702,504 for fiscal year ended December 31, 2011 to $2,153,410 for fiscal year ended December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows used by operations was ($361,138). Net cash flows used in operating activities for fiscal year ended December 31, 2012 consisted of a net loss of $2,470,238 adjusted by: (i) $1,375 in depreciation; (ii) $25,000 in stock-based compensation; (iii) $711,702 in loss on settlement of debt; (iv) $62,176 in interest accrued on notes payable, non-affiliate related parties; (v) $29,339 in interest accrued on notes payable, third parties; (vi) $1,018,354 in accretion of beneficial conversion feature as interest expense; and (vii) $553,896 in changes in assets and liabilities of discontinued operations, offset by changes in operating assets and liabilities of $297,833.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2011, net cash flows used in investing activities was $12,292 consisting of $12,852 in net cash received from acquisition, which was offset by $560 in purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended December 31, 2012, net cash flows provided from financing activities was $353,275 consisting of $73,650 in proceeds from note payable – non-affiliated related parties, $345,000 in proceeds from issuance of notes payable third parties and $22,890 in advances from non-affiliated related parties, which was offset by $34,000 in payments on notes payable – non-affiliated related parties, $52,315 in payments on notes payable – third parties and $1,950 from net payments on advances from third parties.

PLAN OF OPERATION AND FUNDING

As noted above, we have acquired CCWC as our wholly-owned subsidiary. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report. The preparation of the financial statements in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Inelco Corporation
Formerly Onteco Corporation.

We have audited the accompanying consolidated balance sheet of Inelco, formerly known as Onteco Corporation (a development stage company) as of December 31, 2012 and 2011, and the related statement of operations, stockholders’ equity(deficit), and cash flows for the years then ended and the period from Inception (December 31, 2007) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inelco Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from Inception (December 31, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
f/k/a/ Drake &Klein CPAs
Clearwater, Florida
April 15, 2013

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2012	2011

ASSETS

Current assets:
Cash in banks	$14	$676
Due from NexPhase Lighting	991,687	405,528
Loan to officer	8,960	-
Other current assets	4,200	-
Assets attributable to discontinued operations	3,148,833	3,209,574

Total current assets	4,153,694	3,615,778

Fixed assets:
Property and equipment, net	6,522	5,865

Other assets:
Intangible assets	71,531	-
Goodwill	451,792	-
Security deposits	8,439	7,589

Total other assets	531,762	7,589

Total assets	$4,691,978	$3,629,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$36,575	$-
Accrued interest	85,706	26,767
Accrued employee compensation	-	538,000
Advances from non-affiliated related parties	23,990	1,100
Advances from third parties	2,781	-
Notes payable, non-affiliated related parties	662,818	330,206
Notes payable, third parties	432,433	229,545
Liabilities attributable to discontinued operations	1,294,265	801,110
Total current liabilities	2,538,568	1,926,728

Commitments and contingencies (Note 10)	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 and 100,000,000 shares authorized
Series A preferred stock, 150,000 shares issued and outstanding
at December 31, 2012 and 2011, respectively	150	150
Series B preferred stock, 1,000,000 and nil shares issued and outstanding
at December 31, 2012 and 2011, respectively	1,000	-
Common stock $.001 par value 5,000,000,000 and 2,000,000,000 shares authorized,
699,706 and 462 shares issued and outstanding
at December 31, 2012 and 2011, respectively	700	-
Additional paid-in capital	7,273,730	4,354,286
Treasury stock, at cost	(61,000)	(61,000)
Deficit accumulated during the development stage	(5,061,170)	(2,590,932)
Total stockholders' equity (deficit)	2,153,410	1,702,504

Total liabilities and stockholders' equity (deficit)	$4,691,978	$3,629,232

See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
			December 31, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	74,050	139,176	290,836
Investor relations	-	124,072	124,072
Occupancy - Headquarters	40,201	45,568	91,071
Officer compensation	42,600	180,000	497,600
Professional fees	106,356	95,140	241,448
Staff compensation	29,993	94,581	199,574
Stock-based compensation	25,000	115,150	430,205
Depreciation	1,375	1,300	2,675
Total operating expenses	319,575	794,987	1,877,481

Loss from operations	(319,575)	(794,987)	(1,877,481)

Other expenses:
Loss on dispotion of assets	-	-	567
Loss on settlement of debt (Note 12)	711,702	-	711,702
Interest expense	1,132,553	451,580	1,597,388
Write-off of project development costs	-	27,600	27,600
Write-off of amount due from other	-	-	1,000
Total other expenses	1,844,255	479,180	2,338,257

Net loss from continuing operations	(2,163,830)	(1,274,167)	(4,215,738)

Net loss from discontinued operations	(306,408)	(539,024)	(845,432)

Net loss	$(2,470,238)	$(1,813,191)	$(5,061,170)

Net loss per share - Basic and diluted - continuing operations	$(10.84)	$(7,994.50)
Net loss per share - Basic and diluted - discontinued operations	$(1.53)	$(3,381.99)
Net loss per share - Basic and diluted	$(12.37)	$(11,376.49)
Weighted average number of shares oustanding during the period - Basic and diluted	199,644	159

See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			December 31, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(2,470,238)	$(1,813,191)	$(5,061,170)
Adjustments to reconcile net loss to net cash used in operations:
License fee revenue realized	-	-	-
Depreciation	1,375	1,300	2,675
Loss on settlement of debt	711,702	-	711,702
Stock-based compensation	25,000	-	195,055
Stock issued for services	-	195,834	315,834
Cancellation of stock issued for services	-	(84,000)	(84,000)
Write-off of project development costs	-	27,600	27,600
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	62,176	33,561	95,737
Interest accrued on notes payable, third parties	29,339	12,352	41,691
Accretion of beneficial conversion feature as interest expense	1,018,354	407,067	1,425,421
Change in assets attributable to discontinued operations	60,741	(509,574)	(448,833)
Change in liabilities attributable to discontinued operations	493,155	801,110	1,294,265
Changes in operating assets and liabilities:
Due from NexPhase Lighting	(323,195)	122,500	(235,845)
Loan to offcer	(8,960)	-	(8,960)
Security deposits	(475)	(7,589)	(8,064)
Accounts payable	34,797	(1,942)	34,797
Accrued compensation	-	230,000	538,000
Net cash used in operating activities	(366,229)	(584,972)	(1,163,528)

Cash flows used in investing activities:
Net cash received from acquisition	12,852	-	12,852
Purchase of property and equipment	(560)	(7,165)	(8,292)
Project development costs	-	-	(27,600)
Net cash used in investing activities	12,292	(7,165)	(23,040)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	73,650	273,190	598,845
Payments on notes payable, non-affiliated related parties	(34,000)	(14,905)	(60,655)
Proceeds from issuance of notes payable, third parties	345,000	271,000	673,100
Payments on notes payable, third parties	(52,315)	-	(52,315)
Advances from non-affiliated related parties, net	22,890	1,100	23,990
Advances from third parties, net	(1,950)	-	(1,950)
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	353,275	530,385	1,186,582

Net increase (decrease) in cash	(662)	(61,752)	14

Cash at beginning of period	676	62,428	-

Cash at end of period	$14	$676	$14

 Continued
See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Statements of Cash Flows (Continued)

			For the Period
			December 31, 2007
			(Inception of
			Exploration Stage) to
	For the Year Ended December 31,		December 31,
	2012	2011	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of note payable, related parties to common stock	$(232,050)	$(154,216)	$(386,266)
Conversion of accrued interest, related parties to common stock	(6,959)	(18,000)	(24,959)
Common stock issued	250,850	15,548	266,398
Additional paid in capital on stock issued	(11,841)	156,668	144,827

Conversion of note payable, third parties to common stock	(241,140)	(258,924)	(500,064)
Conversion of accrued interest, third parties to common stock	(11,834)	(5,400)	(17,234)
Common stock issued	399,622	481	400,103
Additional paid in capital on stock issued	(146,648)	163,843	117,195

Due from NexPhase	(59,600)	(245,000)	(304,600)
Benefical conversion feature discount to notes payable, related parties	(575,066)	(234,323)	(809,389)
Benefical conversion feature discount to notes payable, third parties	(472,118)	(331,117)	(803,235)
Additional paid in capital	1,106,784	810,440	1,917,224

Conversion of accrued compensation to common stock	(50,000)	-	(50,000)
Common stock issued	50,000	-	50,000

Conversion of accrued compensation to notes payable, related parties:
Notes payable, related parties	501,425	-	501,425
Accrued interest	(13,425)	-	(13,425)
Accrued compensation	(488,000)	-	(488,000)

Conversion of NexPhase notes payable, related parties to notes payable, third parties:
Due from NexPhase	(75,674)	(78,124)	(153,798)
Notes payable, third parties	75,674	78,124	153,798

Conversion of NexPhase notes payable, related parties to common stock:
Due from NexPhase	(127,690)	-	(127,690)
Common stock	498,016	-	498,016
Additional paid in capital on stock issued	(370,326)	-	(370,326)

Conversion of NexPhase notes payable, related parties to notes payable, related parties:
Due from NexPhase	-	(169,754)	(169,754)
Notes payable, related parties	-	165,000	165,000
Accrued interest	-	4,754	4,754

Conversion of notes payable, related parties to notes payable, third parties:
Notes payable, related parties	(36,580)	(165,490)	(202,070)
Accrued interest	(2,225)	(500)	(2,725)
Notes payable, third parties	38,805	165,990	204,795

Net assets acquired in acquisition of Cyber Centers Worldwide	(8,208)	-	(8,208)
Goodwill	(451,792)	-	(451,792)
Series B Preferred stock issued	1,000	-	1,000
Common stock issued	150,000	-	150,000
Additional paid in capital on stock issued	309,000	-	309,000

Net assets acquired in acquisition of NexPhase Lighting	-	(2,700,000)	(2,700,000)
Common stock issued	-	67,500	67,500
Additional paid in capital on stock issued	-	2,632,500	2,632,500

244,000 shares of stock acquired and placed in treasury	-	(61,000)	(61,000)
Issuance of notes payable to former investors in NexPhase	-	61,000	61,000

See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from December 31, 2007 (Inception) to December 31, 2012

									Deficit
									accumulated	Total
	Preferred stock						Additional		during the	stockholders'
	Series A		Series B		Common stock		paid-in	Treasury	development	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	stage	(deficit)

Common stock issued per Court Order Dec. 31, 2007	-	$-	-	$-	-	$-	$567	$-	$-	$567

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(225)	(225)

Balance, December 31, 2007	-	-	-	-	-	-	567	-	(225)	342

Common stock issued per Court Order Jan. 15, 2008	-	-	-	-	1	-	1,000	-	-	1,000

Common stock issued for cash	-	-	-	-	2	-	4,000	-	-	4,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(3,775)	(3,775)

Balance, December 31, 2008	-	-	-	-	3	-	5,567	-	(4,000)	1,567

Common stock issued for warrants	-	-	-	-	14	-	-	-	-	-

Common stock issued for compensation	-	-	-	-	18	-	107,555	-	-	107,555

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(172,122)	(172,122)

Balance, December 31, 2009	-	-	-	-	35	-	113,122	-	(176,122)	(63,000)

Common stock issued for conversion of notes payable to non-affiliated related parties	-	-	-	-	7	-	15,400	-	-	15,400

Common stock issued for compensation	-	-	-	-	6	-	62,500	-	-	62,500

Common stock issued for consulting services	-	-	-	-	10	-	120,000	-	-	120,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(601,619)	(601,619)

Balance, December 31, 2010	-	$-	-	$-	58	$-	$311,022	$-	$(777,741)	$(466,719)

 Continued
See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (Continued)
For the period from December 31, 2007 (Inception) to December 31, 2012

									Deficit
									accumulated	Total
	Preferred stock						Additional		during the	stockholders'
	Series A		Series B		Common stock		paid-in	Treasury	exploration	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	stage	(deficit)

Balance, December 31, 2010	-	$-	-	$-	58	$-	$311,022	$-	$(777,741)	$(466,719)

Common stock issued for acquisition of subsidiary –NexPhase	-	-	-	-	34	-	2,700,000	-	-	2,700,000

Common stock issued for conversion of notes payable to non-affiliated related parties	-	-	-	-	74	-	156,816	-	-	156,816

Common stock issued for conversion of notes payable to third parties	-	-	-	-	241	-	264,324	-	-	264,324

Common stock issued for consulting services	-	-	-	-	12	-	95,684	-	-	95,684

Common stock issued to officers for services	-	-	-	-	50	-	100,000	-	-	100,000

Preferred stock issued to officer for services	150,000	150	-	-	-	-	-	-	-	150

Common stock returned for cancelled consulting services	-	-	-	-	(7)	-	(84,000)	-	-	(84,000)

Common stock re-purchased from NexPhase investors	-	-	-	-	-	-	-	(61,000)	-	(61,000)

Beneficial conversion feature of convertible notes payable	-	-	-	-	-	-	810,440	-	-	810,440

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(1,813,191)	(1,813,191)

Balance, December 31, 2011	150,000	$150	-	$-	462	$-	$4,354,286	$(61,000)	$(2,590,932)	$1,702,504

 Continued
See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
f/k/a Onetco Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (Continued)
For the period from December 31, 2007 (Inception) to December 31, 2012

									Deficit
									accumulated	Total
	Preferred stock						Additional		during the	stockholders'
	Series A		Series B		Common stock		paid-in	Treasury	exploration	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	stage	(deficit)

Balance, December 31, 2011	150,000	$150	-	$-	462	$-	$4,354,286	$(61,000)	$(2,590,932)	$1,702,504

Common stock issued for conversion of notes payable to non-affiliated related parties	-	-	-	-	450,783	451	1,038,084	-	-	1,038,535

Common stock issued for conversion of notes payable to third parties	-	-	-	-	123,461	124	240,701	-	-	240,825

Common stock issued for consulting services	-	-	-	-	-	-	-	-	-	-

Common stock issued to officers for services	-	-	-	-	50,000	50	74,950	-	-	75,000

Series B Preferred stock and Common stock issued for acquisition of subsidiary –Cyber Centers Worldwide	-	-	1,000,000	1,000	75,000	75	458,925	-	-	460,000

Beneficial conversion feature of convertible notes payable	-	-	-	-	-	-	1,106,784	-	-	1,106,784

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	(2,470,238)	(2,470,238)

Balance, December 31, 2012	150,000	$150	1,000,000	$1,000	699,706	$700	$7,273,730	$(61,000)	$(5,061,170)	$2,153,410

See accompanying notes to consolidated financial statements.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Organization

Inelco Corporation ("the Company") was organized under the laws of the State of Nevada on December 31, 2007 as InfoSpi Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 0.284 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.

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

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February 14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 33.75 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations. Therefore, as of the February 14, 2011, NexPhase has become a wholly-owned subsidiary of the Company.

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”), as well as licensing its technologies to territories outside of the United States.

On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2011 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

On April 1, 2013, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Onteco Corporation” to “Inelco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on April 1, 2013 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated January 14, 2013 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated January 14, 2013.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Organization (Continued)

Therefore, as of April 11, 2011, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Inelco Corporation in furtherance of and to better reflect the nature of our new business operations.

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off. The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about June 30, 2013. See Note 7 – Spin-Off of NexPhase Lighting.

Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 75,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC"). See Note 6 – Acquisition of Cyber Centers Worldwide Corporation.

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

On January 14, 2013, the Company's Board of Directors declared a one for two-thousand reverse stock split of all outstanding shares of common stock.  All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to December 31, 2012.  The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain items on the 2011 balance sheet, statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Development Stage Enterprise

Since its formation on December 31, 2007, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 915 “Development Stage Entities”. To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,470,238 and $1,813,191 for the years ended December 31, 2012 and 2011, respectively, and has incurred cumulative losses since inception of $5,061,170. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the estimates and assumptions related to its deferred income tax asset valuation and the inputs used in calculating stock compensation and transactions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Inelco Corporation and its wholly-owned subsidiaries, NexPhase and CCWC. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, respectively, the Company had no cash equivalents.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Depreciation expense was $1,375 and $1,300 for the years ended December 31, 2012 and 2011, respectively.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, other current assets, accounts payable and notes payable.  The carrying amount of cash, other current assets, payables and notes payable approximates fair value because of the short-term nature of these items.

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

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2012.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

During the year ended December 31, 2012 and 2011, the Company granted no stock options to the Company's employees, directors and consultants.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive shares as of December 31, 2012 and 2011.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Accounting Standards Codification

The FASB’s Accounting Standards Codification (“ASC”) became effective on September 15, 2009. At that date, the ASC became the FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

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

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows:

On January 5, 2011, the note was assigned from the web designer to a non-affiliated related party investment firm.  The “Note Conversion Price” shall be adjusted from $60.00 to the par value of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.  The note is currently in default.
	$2,149	$-	$2,149	$2,149	$-	$2,149

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $60.00. No payments have been made on this note.	5,000	-	5,000	5,000	-	5,000

On August 9, 2010 the Company entered into a convertible promissory note with an investor in the amount of $5,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $2.000. No payments have been made on this note. During the year ended December 31, 2012, the entire note balance of $5,000 was converted to Common Stock.	-	-	-	5,000	-	5,000

On August 25, 2010 the Company entered into a convertible promissory note with an investor in the amount of $4,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $2.00. No payments have been made on this note.	4,000	-	4,000	4,000	-	4,000

On September 2, 2010 the Company entered into a convertible promissory note with an investor in the amount of $20,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $2.00 per share. No payments have been made on this note. During the year ended December 31, 2012, the note in the amount of $20,000 was converted to Common Stock.	-	-	-	20,000	-	20,000

On October 13, 2010 the Company entered into a convertible promissory note with an investor in the amount of $3,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $2.00 per share. No payments have been made on this note.	3,000	-	3,000	3,000	-	3,000

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

During the year ended December 31, 2012, a portion of the note in the amount of $27,000 was converted to Common Stock.
	3,000	-	3,000	30,000	-	30,000

On November 4, 2010 the Company entered into a convertible promissory note with an investor in the amount of $19,600. The note is payable on demand, includes bonus interest of $1,600, has no due date and is convertible at a rate of $2.00 per share. No payments have been made on this note.	19,600	-	19,600	19,600	-	19,600

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include bonus interest of $500, the note is payable on demand and is convertible at a rate of $2.00 per share. No payments have been made on this note. During the year ended December 31, 2012, the note in the amount of $5,500 was converted to Common Stock.	-	-	-	5,500	-	5,500

On November 15, 2010 the Company entered into a convertible promissory note with an investor in the amount of $28,000. The note is payable on demand, has no stated interest rate or due date and is convertible at a rate of $2.00. No payments have been made on this note. During the year ended December 31, 2012, the entire note in the amount of $28,000 was converted to Common Stock.	-	-	-	28,000	-	28,000

On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $2.000 per share. No payments have been made on this note. During the year ended December 31, 2012, the note in the amount of $9,300, plus $930 of bonus interest, was converted to Common Stock.	-	-	-	9,300	-	9,300

On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	15,500	-	15,500	15,500	-	15,500

On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	1,000	-	1,000	1,000	(27)	973

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

During the year ended December 31, 2012, the entire note balance in the amount of $21,600 was converted to Common Stock.
	-	-	-	21,600	(3,195)	18,405

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

During the year ended December 31, 2012, the entire note of $5,500 plus $600 of accrued interest has been converted to Common Stock.
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

During the year ended December 31, 2012, a portion of the note in the amount of $5,500 has been converted to Common Stock.  The note is currently in default.
	1,000	-	1,000	6,500	(1,616)	4,884

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

During the year ended December 31, 2012, a portion of the note in the amount of $11,000 was converted to Common Stock.  The note is currently in default.
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

During the year ended December 31, 2012, a portion of the note in the amount of $25,000 was converted to Common Stock.  The note is currently in default.
	2,000	-	2,000	27,000	(7,819)	19,181

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the year ended December 31, 2012, the entire note in the amount of $1,000 was converted to Common Stock.	-	-	-	1,000	(298)	702

On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,000	-	2,000	2,000	(595)	1,405

On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	5,000	-	5,000	5,000	(1,530)	3,470

On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,500	-	2,500	2,500	(806)	1,694

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	2,500	-	2,500	2,500	(813)	1,687

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

During the year ended December 31, 2012, the entire note balance, plus accrued interest of $1,478,  was converted to Common Stock.
	-	-	-	15,000	(5,614)	9,386

On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(1,254)	1,746

On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. The note is currently in default.	3,000	-	3,000	3,000	(1,327)	1,673

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

During the year ended December 31, 2012, a portion of the note in the amount of $250, plus accrued interest of $11, was converted to Common Stock.
	1,750	-	1,750	2,000	(961)	1,039

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. During the year ended December 31, 2012, the entire note balance of $15,000, plus accrued interest of $868, was converted to Common Stock.	-	-	-	15,000	(8,893)	6,107

On August 4, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on August 4, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. During the year ended December 310, 2012, a portion of the note in the amount of $18,000 was converted to Common Stock. The note is currently in default.	2,000	-	2,000	20,000	(11,857)	8,143

On August 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on August 18, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	2,500	-	2,500	2,500	(1,577)	923

On September 13, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 13, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	6,000	-	6,000	6,000	(4,212)	1,788

On September 22, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on September 22, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	1,000	-	1,000	1,000	(726)	274

On September 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on September 28, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	2,000	-	2,000	2,000	(1,189)	811

On October 6, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,800. Terms include simple interest at ten percent (10.0%), the note is due on October 6, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	5,800	-	5,800	5,800	(444)	5,356

On October 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,700. Terms include simple interest at ten percent (10.0%), the note is due on October 21, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	1,700	-	1,700	1,700	(548)	1,152

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On November 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on November 23, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	2,000	-	2,000	2,000	(717)	1,283

On December 5, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on December 5, 2012 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. The note is currently in default.	11,500	-	11,500	11,500	(4,273)	7,227

On January 8, 2012 the Company converted accrued compensation and entered into a convertible promissory note with its former Chief Executive Officer in the amount of $501,425. Terms include simple interest at six and one-quarter percent (6.25%), the note is due on January 8, 2013 and is convertible at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. During the year ended December 31, 2012, $20,000 has been paid on the note.	481,425	(10,960)	470,465	-	-	-

On January 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $17,700. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. During the year ended December 31, 2012, a portion of the note in the amount of $12,900 has been converted to Common Stock.	4,800	-	4,800	-	-	-

On January 26, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $36,580. Terms include simple interest at ten percent (10.0%), the note is due on January 26, 2013 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note. On August 15, 2012, the note plus accrued interest of $2,225 was assigned to a third party investment firm.	-	-	-	-	-	-

On February 3, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note.	3,000	-	3,000	-	-	-

On February 27, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $900. Terms include simple interest at ten percent (10.0%), the note is due on February 27, 2013 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note.	900	(142)	758	-	-	-

On March 20, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,370. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note.	1,370	-	1,370	-	-	-

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Notes Payable – Non-affiliated Related Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On March 21, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,600. Terms include simple interest at ten percent (10.0%), the note is due on March 21, 2013 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note.	1,600	(350)	1,250	-	-	-

On March 28, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $11,500. Terms include simple interest at ten percent (10.0%), the note is due on demand and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note.	11,500	-	11,500	-	-	-

On July 9, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on July 9, 2013 and is convertible at the option of the holder at a price of $2.00 per share. No payments have been made on this note.	1,000	(520)	480	-	-	-

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 50 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 including premium interest of ten percent (10.0%) ($2,500), the note is due on June 30, 2012. Payments totaling $7,453 have been made on this note during the year ended December 31, 2011. Payments totaling $12,000 have been made on this note during the year ended December 31, 2012. The note is currently in default.	8,048	-	8,048	20,048	-	20,048

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 10 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. Payments totaling $1,490 have been made on this note during the year ended December 31, 2011. The note is currently in default.	4,010	-	4,010	4,010	-	4,010

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 12 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 including premium interest of ten percent (10.0%) ($600), the note is due on June 30, 2012. No payments have been made on this note. The note is currently in default.	6,600	-	6,600	6,600	-	6,600

On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 10 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 including premium interest of ten percent (10.0%) ($500), the note is due on June 30, 2012. No payments have been made on this note. The note is currently in default.	5,500	-	5,500	5,500	-	5,500

On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 40 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $22,000 including premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012. Payments totaling $5,962 have been made on this note during the year ended December 31, 2011. Payments totaling $2,000 have been made on this note during the year ended December 31, 2012. The note is currently in default.	14,038	-	14,038	16,038	-	16,038

Notes Payable -- Related Parties	$674,790	$(11,972)	$662,818	$402,345	$(72,139)	$330,206

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
Notes Payable -- Third Parties - Inelco Corporation	Principal	Discount	Discounts	Principal	Discount	Discounts

On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $60.00 per share or 886 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-	$53,150	$53,150	$-	$53,150

On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $60.00 per share or 143 unregistered common shares. No payments have been made on this note.	8,580	-	8,580	8,580	-	8,580

On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $60.00 per share or 506 unregistered common shares. No payments have been made on this note.	30,360	-	30,360	30,360	-	30,360

On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $60.00 per share or 167 unregistered common shares. No payments have been made on this note.	10,000	-	10,000	10,000	-	10,000

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $60.00 per share or 42 unregistered common shares. No payments have been made on this note.	2,500	-	2,500	2,500	-	2,500

On April 28 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $56,000. Terms include simple interest at eight percent (8.0%), the note is due on January 31 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice.

As of December 31, 2011, a portion of the note in the amount of $35,500 has been converted to Common Stock.  During the year ended December 31, 2012, the remainder of the note in the amount of $20,500 was converted to Common Stock.
	-	-	-	20,500	(1,524)	18,976

On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at eight percent (8.0%), the note is due on March 22, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. During the year ended December 31, 2012, the note in the amount of $53,000 was converted to Common Stock.	-	-	-	53,000	(10,497)	42,503

On August 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on April 24, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. During the year ended December 31, 2012, the note in the amount of $15,000 plus accrued interest of $2,425 was converted to Common Stock.	-	-	-	15,000	(7,069)	7,931

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On September 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at eight percent (8.0%), the note is due on June 6, 2012 and is convertible at the option of the holder at a price calculated at a forty percent discount to the market closing bid price on the date of the conversion notice. During the year ended December 31, 2012, the note in the amount of $50,000 was paid plus accrued interest of $2,315 and a redemption premium of $22,685.	-	-	-	50,000	(18,877)	31,123

On October 26, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at twelve percent (12.0%), the note is due on October 26, 2012 and is convertible at the option of the holder at a price calculated at a fifty percent discount to the market closing bid price on the date of the conversion notice. During the year ended December 31, 2012, the note in the amount of $12,000 plus accrued interest of $2,175 was converted to Common Stock.	-	-	-	12,000	(9,835)	2,165

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

As of December 31, 2011, a portion of the note in the amount of $38,124 has been converted to Common Stock.  During the year ended December 31, 2012, the remainder of the note in the amount of $40,000 was converted to Common Stock.
	-	-	-	40,000	(29,180)	10,820

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

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

As of December 31, 2011, a portion of the note in the amount of $6,800 has been converted to Common Stock.  During the year ended December 31, 2012, the remainder of the note in the amount of $18,200 was converted to Common Stock.
	-	-	-	18,200	(6,763)	11,437

On February 7, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8.0%), the note is due on November 9, 2012 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the year ended December 31, 2012, the entire note, including accrued interest of $1,300, was converted to Common Stock.	-	-	-	-	-	-

On February 10, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $19,000. Terms include simple interest at ten percent (10.0%), the note is due on February 10, 2013 and is convertible at the option of the holder at a price of $2.00. No payments have been made on this note.	19,000	(2,128)	16,872	-	-	-

On April 2, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $75,000. Terms include simple interest at ten percent (10.0%), the note is due on April 2, 2013 and is convertible at the option of the holder at a price of $2.00. The note was assigned from a non-affiliated related party investment firm. No payments have been made on this note. During the year ended December 31, 2012, a portion of the note in the amount of $12,000 plus accrued interest of $149, was converted to Common Stock.	63,000	(18,904)	44,096	-	-	-

On April 3, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $37,500. Terms include simple interest at eight percent (8.0%), the note is due on January 9, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. During the year ended December 31, 2012, a portion of the note in the amount of $3,900, was converted to Common Stock.	33,600	(982)	32,618	-	-	-

On May 21, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $37,500. Terms include simple interest at eight percent (8.0%), the note is due on February 25, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	32,500	(5,010)	27,490	-	-	-

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
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

During the year ended December 31, 2012, a portion of the note in the amount of $31,815 was converted to Common Stock.
	20,200	(14,329)	5,871	-	-	-

On July 12, 2012 the Company entered into a convertible promissory note with an investment firm in the amount of $26,500. Terms include simple interest at twelve percent (12.0%), the note is due on March 12, 2013 and is convertible at the option of the holder at a price calculated at a fifty percent discount to average of the lowest three trading prices during the ten day period prior to the date of the conversion notice. No payments have been made on this note.	26,500	(14,012)	12,488	-	-	-

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
	75,674	(43,953)	31,721	-	-	-

On August 1, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $32,500. Terms include simple interest at eight percent (8.0%), the note is due on May 3, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the avaerage of the two lowest trading prices during the thirty trading day period prior to the date of the conversion notice. No payments have been made on this note.	32,500	(11,893)	20,607	-	-	-

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On August 14, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $42,500. Terms include simple interest at eight percent (8.0%), the note is due on May 16, 2013 and is convertible at the option of the holder at a price calculated at a forty-five percent discount to the avaerage of the three lowest trading prices during the ten trading day period prior to the date of he conversion notice. No payments have been made on this note.	42,500	(17,197)	25,303	-	-	-

On January 26, 2012 the Company entered into a convertible promissory note with a non affiliate related party in the amount of $36,580. Terms include simple interest at twelve percent (10%), the note was due on January 26, 2013 and was convertible at the option of the holder at a price of $2.00 per share.

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

During the year ended December 31, 2012, a portion of the note in the amount of $2,225 was converted to Common Stock.
	36,580	(4,747)	31,833	-	-	-

On August 16, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on August 16, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	5,000	(3,123)	1,877	-	-	-

On September 20, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on September 20, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	5,000	(3,602)	1,398	-	-	-

On October 18, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on October 18, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	10,000	(7,972)	2,028	-	-	-

On November 9, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $1,500. Terms include simple interest at ten percent (10.0%), the note is due on November 9, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	1,500	(1,285)	215	-	-	-

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
On November 15, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $9,000. Terms include simple interest at ten percent (10.0%), the note is due on November 15, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	9,000	(7,865)	1,135	-	-	-

On November 30, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $4,000. Terms include simple interest at ten percent (10.0%), the note is due on November 30, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	4,000	(3,659)	341	-	-	-

On December 18, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $9,000. Terms include simple interest at ten percent (10.0%), the note is due on December 18, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	9,000	(8,678)	322	-	-	-

On December 21, 2012 the Company entered into a convertible promissory note with a an investment firm in the amount of $3,500. Terms include simple interest at ten percent (10.0%), the note is due on December 21, 2013 and is convertible at the option of the holder at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less. No payments have been made on this note.	3,500	(3,403)	97	-	-	-

Notes Payable -- Third Parties - Inelco Corporation	533,644	(172,742)	360,902	313,290	(83,745)	229,545

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Notes Payable – Third Parties (Continued)

	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
Notes Payable -- Third Parties - Cyber Centers Worldwide	Principal	Discount	Discounts	Principal	Discount	Discounts

On September 2, 2011 the Company's subsidiary, Cyber Centers Worldwide Corporation ("CCWC"), entered into a convertible promissory note with a an investment firm in the amount of $17,000. Terms include simple interest at ten percent (10.0%), the note is due on September 2, 2012 and is convertible into shares of CCWC at the option of the holder at the lower of 1) a price of $1.00, or if the stock of CCWC is publicly traded at the time of conversion 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price if the closing market price is $1.00 or less.   No payments have been made on this note.  This note is currently in default.
	17,000	-	17,000	-	-	-

On September 12, 2011 the Company's subsidiary, CCWC, entered into a convertible promissory note with a an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on September 12, 2012 and is convertible into shares of CCWC at the option of the holder at the lower of 1) a price of $1.00, or if the stock of CCWC is publicly traded at the time of conversion 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price if the closing market price is $1.00 or less.   No payments have been made on this note.  This note is currently in default.
	6,000	-	6,000	-	-	-

On January 4, 2012 the Company's subsidiary, CCWC, entered into a convertible promissory note with a an investment firm in the amount of $13,000. Terms include simple interest at ten percent (10.0%), the note is due on January 4, 2013 and is convertible into shares of CCWC at the option of the holder at the lower of 1) a price of $1.00, or if the stock of CCWC is publicly traded at the time of conversion 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price if the closing market price is $1.00 or less. No payments have been made on this note.	13,000	-	13,000	-	-	-

On May 21, 2012 the Company's subsidiary, CCWC, entered into a convertible promissory note with a an investment firm in the amount of $11,806. Terms include simple interest at ten percent (10.0%), the note is due on May 21, 2013 and is convertible into shares of CCWC at the option of the holder at the lower of 1) a price of $1.00, or if the stock of CCWC is publicly traded at the time of conversion 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price if the closing market price is $1.00 or less. No payments have been made on this note.	11,806	-	11,806	-	-	-

On July 10, 2012 the Company's subsidiary, CCWC, entered into a convertible promissory note with a an investment firm in the amount of $11,125. Terms include simple interest at ten percent (10.0%), the note is due on July 10, 2013 and is convertible into shares of CCWC at the option of the holder at the lower of 1) a price of $1.00, or if the stock of CCWC is publicly traded at the time of conversion 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price if the closing market price is $1.00 or less. No payments have been made on this note.	11,125	-	11,125	-	-	-

On September 3, 2012 the Company's subsidiary, CCWC, entered into a convertible promissory note with a an investment firm in the amount of $12,600. Terms include simple interest at ten percent (10.0%), the note is due on September 3, 2013 and is convertible into shares of CCWC at the option of the holder at the lower of 1) a price of $1.00, or if the stock of CCWC is publicly traded at the time of conversion 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price if the closing market price is $1.00 or less. No payments have been made on this note.	12,600	-	12,600	-	-	-

Notes Payable -- Third Parties - Cyber Centers Worldwide	71,531	-	71,531	-	-	-

Total - Notes Payable -- Third Parties	$605,175	$(172,742)	$432,433	$313,290	$(83,745)	$229,545

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 6 – Acquisition of Cyber Centers Worldwide Corporation

Effective October 25, 2012, the Company’s Board of Directors approved and authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Cyber Centers Worldwide Corporation, a private Florida corporation (“CCWC”), and the shareholders of CCWC (the "CCWC Shareholders"). In accordance with the terms and provisions of the Share Exchange Agreement, the Company will acquire approximately 150,000,000 shares of common stock of CCWC and 1,000,000 shares of Series B preferred stock of CCWC, which represents 100% of the total issued and outstanding shares held of record by the CCWC Shareholders. In exchange for the acquisition of the capital shares of CCWC, the Company shall issue to the CCWC Shareholders on a pro rata basis 75,000 restricted shares of common stock of the Company and 1,000,000 shares of Series B preferred stock of the Company. This resulted in CCWC becoming the wholly-owned subsidiary of the Company. Prior to this share exchange, CCWC changed its name from Cyber Centers International Corporation ("CCIC").

The following table summarizes the consideration given for CCWC and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

75,000 shares of Inelco Common Stock	$60,000
1,000,000 shares of Inelco Series B Preferred Stock	400,000

Total Consideration	$460,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$12,852
Other current assets	4,200
Property and equipment, net	1,472
Deposits	375
Accounts payable	(1,778)
Accrued interest	(4,182)
Advances from related parties	(4,731)
Notes payable, related parties	(71,531)
Identifiable intangible assets	71,531
Total identifiable net assets	8,208

Goodwill	451,792

$460,000

The 75,000 shares of Inelco common stock were valued at the market price of $0.80 per share on the date of acquisition. The 1,000,000 shares of Inelco Series B Preferred Stock were valued at the common stock equivalent market price of $0.40 per preferred share on the date of acquisition as the preferred shares are convertible to .5 common shares.

Intangible assets consisting of software in development were valued by management based on the fair value of software development costs incurred to date.  As the software remains in development, definite lives have not yet been determined and no amortization has been recognized as of December 31, 2012.

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

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 7 – Spin-Off of NexPhase Lighting

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off. The Company will issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about June 30, 2013.

Since the acquisition of NexPhase, the Company has provided working capital to NexPhase. Amounts due from NexPhase are $991,687 and $405,528 at December 31, 2012 and 2011, respectively.

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

	Year ended December 31,
	2012	2011

Revenue	$-	$380,216
Cost of goods sold	33,368	187,762
Gross profit	(33,368)	192,454

Operating expenses:
General and administrative	44,521	105,669
Investor relations	-	21,440
Occupancy - Headquarters	-	-
Professional fees	-	14,863
Staff compensation	39,600	410,743
Depreciation	24,541	8,569
Total operating expenses	108,662	561,284

Loss from discontinued operations	(142,030)	(368,830)

Other expenses:
Interest expense	164,378	170,194

Net loss from discontinued operations	$(306,408)	$(539,024)

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 7 – Spin-Off of NexPhase Lighting

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	December 31,
	2012	2011
ASSETS
Current assets:
Cash in banks	$31	$41,128
Accounts receivable	-	2,251
Inventories	75,945	74,947
Total current assets	75,976	118,326

Property and equipment, net	79,588	97,979
Intellectual property	2,989,149	2,989,149
Security deposits	4,120	4,120

Total assets of discontinued operations	$3,148,833	$3,209,574

LIABILITIES
Current liabilities:
Accounts payable	$96,177	$112,046
Accrued interest	41,030	38,244
Sales tax payable	2,679	2,678
Due to Onteco	991,687	405,528
Advances from related parties	2,100	-
Notes payable, non-affiliated related parties	160,592	242,614

Total liabilities of discontinued operations	$1,294,265	$801,110

Note 8 – Licensing, Manufacturing and Distribution Agreement

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

On November 30, 2012, the Company and Jarlyn entered into a Cancellation Agreement, mutually cancelling the Licensing, Manufacturing and Distribution Agreement previously entered into on April 30, 2012. Accordingly, any and all amounts and transaction previously recorded in the Company’s financial statements have been reversed in their entirety.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 9 – Executive Compensation Agreement

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

Oh January 8, 2012, the Company and its former Chief Executive Officer entered into an agreement to terminate the executive compensation agreement and the Company issued a convertible promissory note for the accrued compensation and interest thereon totally $501,425. The note is due January 8, 2013, bears interest at 6.25% and is convertible at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less.

Note 10 – Stockholders’ Equity (Deficit)

Authorized Capital

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

Effective January 19, 2011, the Board of Directors approved the designation of Series A Preferred Stock. The shares of Series A Preferred stock carry certain rights and preferences, including voting rights consisting of ten thousand votes for each one share of Series A Preferred stock. The shares of Series A preferred stock are convertible into shares of common stock on a one-to-one thousand share basis.

Effective June 18, 2012, the Board of Directors approved the designation of Series B Preferred Stock.  The shares of Series B Preferred stock carry certain rights and preferences, including voting rights consisting of one hundred votes for each one share of Series B Preferred stock. The shares of Series B preferred stock are convertible into shares of common stock on a one-to-one thousand share basis.

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

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

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

On January 14, 2013, the Company's Board of Directors declared a one for two-thousand reverse stock split of all outstanding shares of common stock. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to December 31, 2012. The total number of authorized common shares and the par value thereof was not changed by the split.

Preferred Stock

Effective October 31, 2011, the Board of Directors authorized the issuance 150,000 shares of Series A Preferred Stock to Dror Svorai, the Company’s Chief Executive Officer, for the period November 24, 2010 through November 23, 2011 based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Svorai and his continuous dedication and loyalty to the Company. The preferred shares were valued at $150, or $0.001 per share.

Effective October 25, 2012, the Board of Directors authorized the issuance 1,000,000 shares of Series B Preferred Stock to the selling shareholders of CCWC in accordance with the terms of the Share Exchange Agreement between the selling shareholders and the Company. The preferred shares were valued at $400,000, or $0.40 per share.

Common Stock

The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court: On December 12, 2007, the Court ordered the distribution of shares in the Company to all general unsecured creditors of Arrin Systems, Inc. ("Arrin"), with these creditors to receive .0005 of a share in InfoSpi for each $2,940 of Arrin’s debt which they held. These creditors received an aggregate of .28 of a share in the Company on December 31, 2007.

The Court also ordered the distribution of shares and warrants in the Company to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $100 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1common shares in the Company and 2.5 warrants.

On February 4, 2008 the Company issued a total of 2 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $2,000 per share.

On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 18 shares of restricted common stock at $5,975 per share in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. Factors considered by the Board in determining the fair value of the 18 shares of common stock included:

1.	A lack of observable market price because of the minimal volume of shares that had been traded on any independent market since inception of the Company,
2.	The large number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
3.	The Company’s issuance of 14 shares for 5,000 warrants converted to common stock effective September 22, 2009 at an issuance price of $2 per share,
4.	The unregistered status of the shares which limits the marketability of the shares,
5.	The fact that issuance of these shares does not change who is in control of the Company, and
6.	The estimated value of the services provided.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the warrants and authorized the exchange of 5,000 warrants and issuance of an aggregate 14 shares of our common stock at a per share price of $2 (par value).

On October 7, 2010, the Board of Directors approved the issuance of 7 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 19, 2010 in the amount of $15,400 including bonus interest. In accordance with the terms of the note, the shares were issued at $2,200 per share.

Effective on November 25, 2010, in accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 6 shares of restricted common stock to Svorai at $10,416.67 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 6 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us.

On December 1, 2010, we entered into an agreement (the “FIS Agreement”) with Financial Insights & Solutions Inc. (“FIS”). In accordance with the terms and provisions of the FIS Agreement: (i) FIS shall provide consulting services to us in the form of a senior administrator support for business transactions and coordination of outside legal and accounting services and other corporation matters and general business counsel relating to our overall business; (ii) we shall pay FIS an hourly rate of $175.00 for performance of such services; and (iii) issue to FIS 2 shares of our restricted common stock.

On December 10, 2010, we entered into a consulting agreement (the “CEC Consulting Agreement”) with Corporate Excellence Consulting LLC (“CEC”). In accordance with the terms and provisions of the CEC Consulting Agreement: (i) CEC shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to CEC 8 shares of our restricted common stock.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 8 shares of common stock, which have been cancelled and returned to treasury; and (ii) we shall issue to CEC 1 share as settlement for services rendered by CEC to us.

Effective on February 14, 2011, the Board of Directors of the Company approved and authorized the execution of a definitive agreement dated February 14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 34 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.

The parties agreed to value the transaction as follows: value based on the patent appraisal and other corporate asset and on-going operations of $18,000,000; agreed discount to value based on the cost to “perfect” the patent and need for additional capital funding to maintain the on-going operations of the subsidiary $17,400,000; agreed value of the transaction: $600,000; agreed number of shares issued 34.

On February 25, 2011, the Board of Directors approved the issuance of 1 unregistered common share in accordance with the convertibility provisions contained in a promissory note dated February 10, 2010 in the amount of $1,316. In accordance with the terms of the note, the shares were issued at $1,316 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On March 10, 2011, the Board of Directors approved the issuance of 2 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $2,000 per share.

On March 15, 2011, we entered into a consulting agreement with Kodiak Capital (“Kodiak”). In accordance with the terms and provisions of the agreement: (i) Kodiak shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Kodiak 1 shares of our restricted common stock.

On March 17, 2011, we entered into a consulting agreement with Tracy Clinton (“Clinton”). In accordance with the terms and provisions of the agreement: (i) Clinton shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Clinton 1 shares of our restricted common stock.

On March 23, 2011, we entered into a consulting agreement with Eric Weinberger (“Weinberger”). In accordance with the terms and provisions of the agreement: (i) Weinberger shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Weinberger 1 shares of our restricted common stock.

On March 31, 2011 the Company entered into a stock repurchase agreement with five NexPhase investors to repurchase .122 of a share of Common Stock acquired in the NexPhase acquisition. Terms include principal and premium interest of ten percent (10.0%), the note is due on June 30, 2012.

On April 5, 2011, we entered into a consulting agreement with Virmmac, LLC (“Virmmac”). In accordance with the terms and provisions of the agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 1 share of our restricted common stock.

On April 7, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $9,500. In accordance with the terms of the note, the shares were issued at $1,900 per share.

On April 7, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $18,000. In accordance with the terms of the note, the shares were issued at $3,600 per share.

On April 13, 2011, the Board of Directors approved the issuance of 1 unregistered common share in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $7,500. In accordance with the terms of the note, the shares were issued at $7,500 per share.

On May 4, 2011, the Board of Directors approved the issuance of 3 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $1,667 per share.

On May 23 2011, we entered into a consulting agreement with Charles Neustein (“Neustein”). In accordance with the terms and provisions of the agreement: (i) Neustein shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Neustein 1 shares of our restricted common stock.

On May 23, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $10,500. In accordance with the terms of the note, the shares were issued at $2,100 per share.

On May 26, 2011, the Board of Directors approved the issuance of 2 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $5,000 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On June 7, 2011, we entered into a consulting agreement with Virmmac, LLC (“Virmmac”). In accordance with the terms and provisions of the agreement: (i) Virmmac shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to Virmmac 1 share of our restricted common stock.

On June 10, 2011, the Board of Directors approved the issuance of 6 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $1,833 per share.

On June 20, 2011, the Board of Directors approved the issuance of 6 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $2,000 per share.

On June 21, 2011, the Board of Directors approved the issuance of 2 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 21, 2011 in the amount of $20,000. In accordance with the terms of the note, the shares were issued at $10,000 per share.

On July 20, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $2,000 per share.

On August 23, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 21, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $2,000 per share.

On August 23, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $2,000 per share.

On August 23, 2011, the Board of Directors approved the issuance of 2 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $2,000 per share.

On August 24, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $1,800 per share.

On September 1, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $15,000. In accordance with the terms of the note, the shares were issued at $1,875 per share.

On September 3, 2011, the Board of Directors approved the issuance of 6 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2010 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $1,833 per share.

On September 8, 2011, the Board of Directors approved the issuance of 7 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $26,500. In accordance with the terms of the note, the shares were issued at $3,786 per share.

On September 12, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 23, 2010 in the amount of $16,500. In accordance with the terms of the note, the shares were issued at $2,063 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On September 15, 2011, the Board of Directors approved the issuance of 3 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $4,000 per share.

On September 21, 2011, the Board of Directors approved the issuance of 2 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $5,000 per share.

On September 27, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $2,400 per share.

On October 14, 2011, the Board of Directors approved the issuance of 6 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1,667 per share.

On October 20, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $8,000. In accordance with the terms of the note, the shares were issued at $1,600 per share.

On October 28, 2011, the Board of Directors approved the issuance of 5 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $7,500. In accordance with the terms of the note, the shares were issued at $1,500 per share.

On October 28, 2011, the Board of Directors approved the issuance of 6 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $8,124. In accordance with the terms of the note, the shares were issued at $1,354 per share.

On October 28, 2011, the Board of Directors approved the issuance of 8 unregistered common shares as compensation to FIS, a consultant to the Company. The shares were valued at $1,875 per share for a total of $15,000, based on the fair value of the services received.

On October 29, 2011, the Board of Directors approved the issuance of 15 unregistered common shares as recognition of business development accomplishment by NexPhase Lighting, Inc. to John Cooper, an employee of the Company. The shares were valued at $2,000.00 per share for a total of $30,000, based on the fair value of the services received.

Effective October 31, 2011, the Board of Directors of the Company authorized the issuance of 35 shares of restricted common stock to Dror Svorai, its President/Chief Executive Officer and a member of the Board of Directors (“Svorai”) for the period November 24, 2010 through November 23, 2011 based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Svorai and his continuous dedication and loyalty to the Company.  The common shares were valued at $2,000 per share for a total of $70,000, based on the fair value of the services received.

On November 4, 2011, the Board of Directors approved the issuance of 2 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 1, 2011 in the amount of $2,900. In accordance with the terms of the note, the shares were issued at $1,450 per share.

On November 8, 2011, the Board of Directors approved the issuance of 9 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 4, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1,111 per share.

On November 11, 2011, the Board of Directors approved the issuance of 10 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1,000 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On November 15, 2011, the Board of Directors approved the issuance of 9 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 4, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $1,111 per share.

On November 16, 2011, the Board of Directors approved the issuance of 14 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 10, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $893 per share.

On November 18, 2011, the Board of Directors approved the issuance of 10 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $900 per share.

On November 21, 2011, the Board of Directors approved the issuance of 9 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $8,000. In accordance with the terms of the note, the shares were issued at $889 per share.

On November 29, 2011, the Board of Directors approved the issuance of 9 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $611 per share.

On November 29, 2011, the Board of Directors approved the issuance of 10 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $2,000. In accordance with the terms of the note, the shares were issued at $200 per share.

On November 30, 2011, the Board of Directors approved the issuance of 18 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 10, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $694 per share.

On December 7, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $500 per share.

On December 9, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $500 per share.

On December 13, 2011, the Board of Directors approved the issuance of 17 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 5, 2011 in the amount of $6,800. In accordance with the terms of the note, the shares were issued at $400 per share.

On December 13, 2011, the Board of Directors approved the issuance of 10 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $3,000. In accordance with the terms of the note, the shares were issued at $300 per share.

On December 14, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $438 per share.

On December 20, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $438 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On December 23, 2011, the Board of Directors approved the issuance of 8 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $438 per share.

On December 23, 2011, the Board of Directors approved the issuance of 20 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $300 per share.

On December 29, 2011, the Board of Directors approved the issuance of 9 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $389 per share.

On January 4, 2012, the Board of Directors approved the issuance of 10 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $3,500. In accordance with the terms of the note, the shares were issued at $35 per share.

On January 4, 2012, the Board of Directors approved the issuance of 20 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $300 per share.

On January 24, 2012, the Board of Directors authorized the issuance of an aggregate 25,000 shares of its restricted common stock at a per share price of $2.00. Of the 25,000 shares of restricted common stock issued, an aggregate 15,000 shares were issued to Dror Svorai, the President/Chief Executive Officer of the Company, in recognition of his outstanding services, loyalty and dedication to the Company during the period of November 23, 2011 through January 23, 2011. Of the 25,000 shares of restricted common stock issued, an aggregate 10,000 shares were issued to Jon Cooper, the President of NexPhase Lighting Inc., in recognition of his business accomplishments to the Company during fiscal year 2011.

On January 17, 2012, the Board of Directors approved the issuance of 23 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $1,350. In accordance with the terms of the note, the shares were issued at $60 per share.

On January 25, 2012, the Board of Directors approved the issuance of 1,1791 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $23,600. In accordance with the terms of the note, the shares were issued at $20 per share.

On January 25, 2012, the Board of Directors approved the issuance of 54 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 18, 2011 in the amount of $1,078. In accordance with the terms of the note, the shares were issued at $20 per share.

On January 25, 2012, the Board of Directors approved the issuance of 17 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 21, 2011 in the amount of $343. In accordance with the terms of the note, the shares were issued at $20 per share.

On January 27, 2012, the Board of Directors approved the issuance of 107 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $112 per share.

On January 30, 2012, the Board of Directors approved the issuance of 1,350 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 29, 2010 in the amount of $27,000. In accordance with the terms of the note, the shares were issued at $20 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On January 30, 2012, the Board of Directors approved the issuance of 114 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated December 5, 2011 in the amount of $18,200. In accordance with the terms of the note, the shares were issued at $160 per share.

On February 1, 2012, the Board of Directors approved the issuance of 1,400 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 15, 2010 in the amount of $28,000. In accordance with the terms of the note, the shares were issued at $20 per share.

On February 2, 2012, the Board of Directors approved the issuance of 34 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $149 per share.

On February 15, 2012, the Board of Directors approved the issuance of 74 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $135 per share.

On February 15, 2012, the Board of Directors approved the issuance of 54 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 28, 2011 in the amount of $7,240. In accordance with the terms of the note, the shares were issued at $135 per share.

On February 17, 2012, the Board of Directors approved the issuance of 137 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $12,500. In accordance with the terms of the note, the shares were issued at $91 per share.

On February 21, 2012, the Board of Directors approved the issuance of 139 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $15,000. In accordance with the terms of the note, the shares were issued at $108 per share.

On February 21, 2012, the Board of Directors approved the issuance of 1,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 15, 2012 in the amount of $25,000. In accordance with the terms of the note, the shares were issued at $20 per share.

On February 27, 2012, the Board of Directors approved the issuance of 1,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 24, 2011 in the amount of $30,000. In accordance with the terms of the note, the shares were issued at $20 per share.

On March 1, 2012, the Board of Directors approved the issuance of 1,700 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,400. In accordance with the terms of the note, the shares were issued at $2 per share.

On March 1, 2012, the Board of Directors approved the issuance of 1,800 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,600. In accordance with the terms of the note, the shares were issued at $2 per share.

On March 1, 2012, the Board of Directors approved the issuance of 1,900 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $3,800. In accordance with the terms of the note, the shares were issued at $2 per share.

On March 1, 2012, the Board of Directors approved the issuance of 2,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $4,000. In accordance with the terms of the note, the shares were issued at $2 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On March 8, 2012, the Board of Directors approved the issuance of 217 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $55.20 per share.

On March 14, 2012, the Board of Directors approved the issuance of 217 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $46 per share.

On March 15, 2012, the Board of Directors approved the issuance of 500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $20 per share.

On March 20, 2012, the Board of Directors approved the issuance of 1,100 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 23, 2011 in the amount of $11,000. In accordance with the terms of the note, the shares were issued at $10 per share.

On March 20, 2012, the Board of Directors approved the issuance of 900 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $10 per share.

On March 22, 2012, the Board of Directors approved the issuance of 213 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $6,395. In accordance with the terms of the note, the shares were issued at $30 per share.

On March 27, 2012, the Board of Directors approved the issuance of 235 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $8,120. In accordance with the terms of the note, the shares were issued at $34.60 per share.

On March 29, 2012, the Board of Directors approved the issuance of 2,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 9, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $2 per share.

On March 30, 2012, the Board of Directors approved the issuance of 679 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $10,180. In accordance with the terms of the note, the shares were issued at $149 per share.

On April 9, 2012, the Board of Directors approved the issuance of 1,350 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $4.20 per share.

On April 9, 2012, the Board of Directors approved the issuance of 2,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 4, 2011 in the amount of $9,000. In accordance with the terms of the note, the shares were issued at $4 per share.

On April 17, 2012, the Board of Directors approved the issuance of 1,079 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $10,000. In accordance with the terms of the note, the shares were issued at $9.20 per share.

On April 25, 2012, the Board of Directors approved the issuance of 2,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $2 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On April 25, 2012, the Board of Directors approved the issuance of 2,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $2 per share.

On April 25, 2012, the Board of Directors approved the issuance of 2,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $2 per share.

On April 26, 2012, the Board of Directors approved the issuance of 3,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $2 per share.

On May 2, 2012, the Board of Directors approved the issuance of 799 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 24, 2011 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $9.20 per share.

On May 8, 2012, the Board of Directors approved the issuance of 2,750 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2011 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $2 per share.

On May 23, 2012, the Board of Directors approved the issuance of 2,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated September 2, 2010 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $2 per share.

On May 29, 2012, the Board of Directors approved the issuance of 1,817 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 26, 2011 in the amount of $12,000. In accordance with the terms of the note, the shares were issued at $7.80 per share.

On May 29, 2012, the Board of Directors approved the issuance of 2,800 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $5,600. In accordance with the terms of the note, the shares were issued at $2 per share.

On May 29, 2012, the Board of Directors approved the issuance of 3,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 31, 2011 in the amount of $6,000. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 1, 2012, the Board of Directors approved the issuance of 4,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 2, 2012, the Board of Directors approved the issuance of 2,900 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $5,800. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 9, 2012, the Board of Directors approved the issuance of 2,750 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 8, 2010 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 12, 2012, the Board of Directors approved the issuance of 4,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 8, 2010 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $2 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On July 13, 2012, the Board of Directors approved the issuance of 4,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 20, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 16, 2012, the Board of Directors approved the issuance of 4,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 1, 2011 in the amount of $8,500. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 26, 2012, the Board of Directors approved the issuance of 5,115 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated November 30, 2010 in the amount of $10,230. In accordance with the terms of the note, the shares were issued at $2 per share.

On July 31, 2012, the Board of Directors approved the issuance of 5,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $1 per share.

On August 13, 2012, the Board of Directors approved the issuance of 5,556 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $5,000. In accordance with the terms of the note, the shares were issued at $0.80 per share.

On August 21, 2012, the Board of Directors approved the issuance of 5,288 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $5,500. In accordance with the terms of the note, the shares were issued at $1.04 per share.

On August 22, 2012, the Board of Directors approved the issuance of 5,600 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $4,480. In accordance with the terms of the note, the shares were issued at $0.80 per share.

On August 31, 2012, the Board of Directors authorized the issuance of 25,000 shares of its restricted common stock at a per share price of $2 to Jorge Schcolnik as partial compensation in connection with his appointment as the President and a Director of the Company. The shares were valued at $1, the market value of the shares on the date of issuance, for a total of $25,000.

On September 4, 2012, the Board of Directors approved the issuance of 7,070 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $3,535. In accordance with the terms of the note, the shares were issued at $0.60 per share.

On September 11, 2012, the Board of Directors approved the issuance of 75,000 unregistered common shares to the shareholders of CCWC as an initial deposit relating to the acquisition of CCWC.  The shares were valued at $1.40, the market value per share on the date of issuance, for a total of $105,000.

On September 13, 2012, the Board of Directors approved the issuance of 5,357 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $3,000. In accordance with the terms of the note, the shares were issued at $0.60 per share.

On September 13, 2012, the Board of Directors approved the issuance of 3,973 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated August 15, 2012 in the amount of $2,225. In accordance with the terms of the note, the shares were issued at $0.60 per share.

On September 13, 2012, the Board of Directors approved the issuance of 11,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $6,900. In accordance with the terms of the note, the shares were issued at $0.60 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On September 14, 2012, the Board of Directors approved the issuance of 11,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 23, 2011 in the amount of $3,067. In accordance with the terms of the note, the shares were issued at $0.27 per share.

On September 17, 2012, the Board of Directors approved the issuance of 12,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 11, 2011 in the amount of $3,200. In accordance with the terms of the note, the shares were issued at $0.27 per share.

On September 18, 2012, the Board of Directors approved the issuance of 12,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 02, 2011 in the amount of $3,542. In accordance with the terms of the note, the shares were issued at $0.28 per share.

On September 19, 2012, the Board of Directors approved the issuance of 12,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated June 23, 2011 in the amount of $3,750. In accordance with the terms of the note, the shares were issued at $0.30 per share.

On September 20, 2012, the Board of Directors approved the issuance of 11,429 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.56 per share.

On September 27, 2012, the Board of Directors approved the issuance of 11,429 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.56 per share.

On October 3, 2012, the Board of Directors approved the issuance of 11,429 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,400. In accordance with the terms of the note, the shares were issued at $0.56 per share.

On October 3, 2012, the Board of Directors approved the issuance of 16,748 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $6,978. In accordance with the terms of the note, the shares were issued at $0.42 per share.

On October 3, 2012, the Board of Directors approved the issuance of 11,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2012 in the amount of $6,900. In accordance with the terms of the note, the shares were issued at $0.60 per share.

On October 4, 2012, the Board of Directors approved the issuance of 17,500 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $7,292. In accordance with the terms of the note, the shares were issued at $0.42 per share.

On October 5, 2012, the Board of Directors approved the issuance of 18,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 20, 2012 in the amount of $12,900. In accordance with the terms of the note, the shares were issued at $0.72 per share.

On October 10, 2012, the Board of Directors approved the issuance of 19,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 10, 2011 in the amount of $13,796. In accordance with the terms of the note, the shares were issued at $0.72 per share.

On October 18, 2012, the Board of Directors approved the issuance of 10,893 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,100. In accordance with the terms of the note, the shares were issued at $0.56 per share.

On October 18, 2012, the Board of Directors approved the issuance of 21,937 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $5,850. In accordance with the terms of the note, the shares were issued at $0.27 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Stockholders’ Equity (Deficit) (Continued)

On October 5, 2012, the Board of Directors approved the issuance of 18,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 20, 2012 in the amount of $12,900. In accordance with the terms of the note, the shares were issued at $0.72 per share.

On October 10, 2012, the Board of Directors approved the issuance of 19,250 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 10, 2011 in the amount of $13,796. In accordance with the terms of the note, the shares were issued at $0.72 per share.

On October 18, 2012, the Board of Directors approved the issuance of 10,893 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $6,100. In accordance with the terms of the note, the shares were issued at $0.56 per share.

On October 18, 2012, the Board of Directors approved the issuance of 21,937 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $5,850. In accordance with the terms of the note, the shares were issued at $0.27 per share.

On November 5, 2012, the Board of Directors approved the issuance of 23,750 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $3,563. In accordance with the terms of the note, the shares were issued at $0.15 per share.

On November 8, 2012, the Board of Directors approved the issuance of 11,471 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 3, 2012 in the amount of $3,900. In accordance with the terms of the note, the shares were issued at $0.34 per share.

On November 9, 2012, the Board of Directors approved the issuance of 27,375 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $3,650. In accordance with the terms of the note, the shares were issued at $0.13 per share.

On November 12 2012, the Board of Directors approved the issuance of 28,725 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $3,351. In accordance with the terms of the note, the shares were issued at $0.12 per share.

On November 14 2012, the Board of Directors approved the issuance of 30,125 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated March 2, 2011 in the amount of $3,013. In accordance with the terms of the note, the shares were issued at $0.10 per share.

On November 20, 2012, the Board of Directors approved the issuance of 31,625 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated January 10, 2011 in the amount of $2,109. In accordance with the terms of the note, the shares were issued at $0.07 per share.

On November 23 2012, the Board of Directors approved the issuance of 31,739 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $1,587. In accordance with the terms of the note, the shares were issued at $0.05 per share.

On December 3 2012, the Board of Directors approved the issuance of 30,125 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $1,506. In accordance with the terms of the note, the shares were issued at $0.05 per share.

On December 17, 2012, the Board of Directors approved the issuance of 33,319 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $1,666. In accordance with the terms of the note, the shares were issued at $0.05 per share.

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 11 – Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

During the year ended December 31, 2012, the Company advanced $8,960 to its President and Director.  The advance has no repayment date and does not bear interest.

See Note 4 – Notes Payable – Non-affiliated Related Parties and Note 10 – Stockholders’ Equity (Deficit) for additional related party disclosures.

Note 12 – Loss on Settlement of Debt

During the year ended December 31, 2012, the Company issued 17,265 shares of common stock to related parties in conversion of $68,730 of notes payable in accordance with the terms of the notes.  The fair value of the common stock issued was $780,432 at the date of the conversions, resulting in a loss on the settlements of $711,702.

Note 13 – Income Taxes

No provision for income tax was made for the period from December 31, 2007 (Inception) to December 31, 2012 as the Company had cumulative operating losses.  For the years ended December 31, 2012 and 2011, the Company incurred net losses for tax purposes of approximately $2,163,800 and $1,274,200, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2012	2011

Expected federal income tax at 34% statutory rate	-34.0%	-34.0%
State income taxes	-3.6%	-3.6%
Timing differences	0.0%	0.0%
Change in valuation allowance	37.6%	37.6%

Actual tax expense	0.0%	0.0%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the difference in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred income tax assets:

Net operating loss carry forwards	$1,585,100	$771,500
Valuation allowance	(1,585,100)	(771,500)

Net deferred income tax assets	$-	$-

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 13 – Income Taxes (Continued)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $813,600 and $479,100 for the years ended December 30, 2012 and 2011, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2012 and 2011. At December 31, 2012, the Company has net operating loss carry forwards of approximately $4,215,700, which expire commencing 2027. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2012, but believes the provisions will not limit the availability of losses to offset future income.

As of December 31, 2012, tax years 2011, 2010, 2009 and 2008 remain open for IRS audit.

Note 14 – Commitments and Contingencies

As of the date of this Report, we have entered into the following material commitments:

On November 8, 2012, we entered into a one year office building lease for our corporate headquarters located in Hollywood, Florida. The lease terms include: (i) monthly rent commencing on November 15, 2012 in the amount of $475 including sales tax; and (ii) triple-net provisions.  Future annual lease payments over the term of the lease are as follows:

2013	$4,750
2014	$-0-

Note 15 – Subsequent Events

On January 22, 2013, the Company entered into a convertible promissory note with an investment firm in the amount of $9,000. Terms include simple interest at ten percent (10%), the note is due on January 22, 2014 and is convertible at the option of the holder at a price that is the lower of (i) $2.00 or (ii) a seventy-five percent (75%) to the previous day’s closing bid price if the closing market price is $3.00 per share or less.

On February 8, 2013, the Board of Directors approved the issuance of 69,971 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated February 7, 2012 in the amount of $1,746. In accordance with the terms of the note, the shares were issued at $0.025 per share.

On February 20, 2013, the Company entered into a convertible promissory note with an investment firm in the amount of $4,000. Terms include simple interest at ten percent (10%), the note is due on February 20, 2014 and is convertible at the option of the holder at a price that is the lower of (i) $2.00 or (ii) a seventy-five percent (75%) to the previous day’s closing bid price if the closing market price is $3.00 per share or less.

On March 6, 2013, the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10%), the note is due on March 6, 2014 and is convertible at the option of the holder at a price that is the lower of (i) $2.00 or (ii) a seventy-five percent (75%) to the previous day’s closing bid price if the closing market price is $3.00 per share or less.

On March 14, 2013, the Board of Directors approved the issuance of 38,484 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated May 16, 2011 in the amount of $1,828. In accordance with the terms of the note, the shares were issued at $0.0475 per share

INELCO CORPORATION
f/k/a Onteco Corporation
 (An Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

Note 15 – Subsequent Events (Continued)

On March 19 2013, the Company entered into a convertible promissory note with an investment firm in the amount of $7,900. Terms include simple interest at ten percent (10%), the note is due on March 19, 2014 and is convertible at the option of the holder at a price that is the lower of (i) $2.00 or (ii) a seventy-five percent (75%) to the previous day’s closing bid price if the closing market price is $3.00 per share or less.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Our principal independent registered public accounting firm effective December 5, 2010 and to current date is Drake Klein Messineo CPAs PA.

On January 10, 2013, the audit firm of Drake & Klein CPAs changed its name to Drake Klein Messineo CPAs PA. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Item 9A. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, our internal controls over financial reporting were not effective as the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2012:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2012, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt for its continued exploration activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

				Held
				Position
Name	Age	Positions		Since

Jorge Schcolnik	68	Director, Chief Executive Officer and Chairman	(1)	12/2/2010

Yosef Baruch	39	Director	(2)	12/2/2010

Dror Svorai	44	Director and Chairman, Chief Executive Officer, Treasurer, Chief Financial Officer	(3)	12/2/2010

(1) Appointed Director, President and Secretary on August 31, 2012. Appointed to additional positions of Treasurer and Chief Financial Officer on November 9, 2012.

(2) Appointed as Director on December 18, 2012.

(3) Resigned from all positions on November 9, 2012.

Biography of Directors and Officers

Mr. Jorge Schcolnik was appointed as Director, President and Secretary on August 31,2012 and as Treasurer and Chief Financial Officer of the Company on November 9, 2012. During the past five years, Mr. Schcolnik has been involved in several large international companies. Mr. Schcolnik was one of the founders of Integral Bioenergies Systems SL, a company located in Spain, where he was involved in its restructure and ultimate sale in 2008. Mr. Schcolnik was associated with E-Libro Corp. for which he deployed the digital publishing market in Argentina. He was also associated with the Federal and City of Buenos Aires Government for the company's academic platform. Since 2010, Mr. Schcolnik has been an officer in Advanced Envirotec Corp., Advanced Copisa Environmental Corp. and other environmental remediation companies.

Since 1995, Mr. Jorge Schcolnik has also been representing the State of Buenos Aires, Argentina, within the United States in a number of capacities Commencing 1999, Mr. Schcolnik acted as the chief advisor to the Small and Medium Sized Enterprises Secretariat of the Republic of Argentina based in the United States. Mr. Schcolnik held that position until 2001. During 2001, Mr. Schcolnik participated as a co-founder of Enterprise Buenos Aires Corp., which was later transformed into EBA PLC Corp., a company dedicated to the development of power-line communications. EBA PLC Corp. became a prominent company within the power line communications industry as after two years it was sold in a transaction involving several million US Dollars.

Mr. Yosef Baruch was appointed as Director on December 18, 2012. During the past fifteen years, Mr. Baruch has been involved in administrative, managerial and financial capacities within the business industry. Mr. Baruch has considerable knowledge in managing large work teams, organizational ability and development of varied contacts between business communities. He has the ability to plan short and long term within the global economy, problem analysis and conflict resolution. He also has superior communication and interpersonal skills and is proactive and focus oriented.

From approximately March 2009 through August 2011, Mr. Baruch was the general management consultant at the educational institution in Modi'in Illit-Kiryat Sefer. His duties included office management, supervising employees, negotiating with suppliers, monitoring book keeping and accounting procedures, working with the banking system, human resources management. event planning inventory management and problematic analysis.

Mr. Baruch was born in Israel and is fluent in English and Hebrew. Mr. Baruch is a graduate of the University Bar - Ilan with emphasis on trend logistics business and from the Graduate College of Management with an emphasis on trending business and marketing initiatives.

Mr. Dror Svorai was appointed Director, President, Chief Executive Officer, Secretary, treasurer and Chief Financial Officer on November 25, 2010. Mt Svorai resigned these positions on November 9, 2012. During the past ten years, Mr. Svorai has served in executive positions, including president and chief executive officer, and as a member of the board of directors of certain publicly traded companies. From 1995 to April 26, 2010, Mr. Svorai was the president and chief executive officer of Green LED Technologies, Inc., a Florida corporation, which he founded. On September 18, 2009, Green LED Technologies, Inc. was subsequently acquired by Hi Score Corporation. The acquisition resulted in the appointment of Mr. Svorai as the president/chief executive officer and a director of Hi Score Corporation. In April 2010, Mr. Svorai resigned from his executive positions and as a director with Hi Score Corporation. Prior to and during this period, Mr. Svorai also was involved in investment of real estate and as a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Committees of the Board of Directors

None.

Auditors

Our principal independent accountant is Drake Klein Messineo CPAs PA..

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Item 11. Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Reasonable travel expenses are reimbursed.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 (collectively, the Named Executives).

				Stock		All Other
Name and Principal Position	Year	Salary	Bonus	Awards		Compensation	Total
		$	$	$		$	$

Jorge Schcolnik (1)	2012	2,600	-	25,000	(4)	-	27,600
President, Secretary, Treasurer, Chief	2011	-	-	-		-	-
Financial Officer and Director

Yosef Baruch (2)	2012	-	-	-		-	-
Director	2011	-	-	-		-	-

Dror Svorai (3)	2012	40,000	-	-		-	40,000
Chief Executive Officer, Secretary,	2011	5,000	-	70,150	(5)	-	75,150
Treasurer, President, Chairman of the Board of Directors

(1)	Mr. Jorge Schcolnik was appointed President, Secretary and Director on August 31, 2012. He was further appointed Treasurer and Chief Financial Officer on November 9, 2012.
(2)	Mr. Yosef Baruch was appointed as a Director on December 18, 2012.
(3)	Mr. Dror Svorai resigned from all positions on November 9, 2012.
(4)	This amount represent the basis of 25,000of common stock issued at $1.00 per share,
(5)	This amount represents the basis of the 35 shares of common stock issued at $2,000.00 per share and the 150,000 shares of Series A Preferred stock at $0.001 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 22, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Owner (1)	Class (2)

Jorge Schcolnik (3) (4)	Common Stock	25,000	3.09%

Yosef Baruch (3)	Common Stock	25,000	3.09%

All Directors and Officers as a Group	Common Stock	50,000	6.19%

(1)	The percentage of common stock is calculated based upon 808,160 shares issued and outstanding as of March 22, 2013.
(2)	Unless other wise indicated, the address of each person listed is c/o Inelco Corporation, 2450 Hollywood Blvd, Suite 708, Hollywood, FL 33020
(3)	Indicates Director
(4)	Indicates Officer

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services.

Audit Fees

During fiscal year ended December 31, 2012, we incurred approximately $23,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

During fiscal year ended December 31, 2011, we incurred approximately $26,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011

Audit-Related Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any audit-related services.

Tax Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any tax services.

All Other Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jorge Schcolnik	April 15, 2013
Jorge Schcolnik, Principal Executive Officer	Date

/s/ Jorge Schcolnik	April 15, 2013
Jorge Schcolnik, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jorge Schcolnik	April 15, 2013
Jorge Schcolnik, Director	Date

/s/ Yosef Baruch	April 15, 2013
Yosef Baruch, Jr., Director	Date