Form 10-Q
period 2013-03-31
Onteco Corp
filed 2013-05-21
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53104

INELCO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0335743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2450 Hollywood Blvd. Suite 708 Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

(786) 664-8881
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

As of as of May 19, 2013 the registrant had 889,191 shares of its Common Stock, $0.001 par value, outstanding.

INELCO CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INELCO CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS

Current assets:
Cash in banks	$502	$14
Due from NexPhase Lighting	991,687	991,687
Loan to officer	8,960	8,960
Other current assets	4,200	4,200
Assets attributable to discontinued operations	3,151,554	3,148,833

Total current assets	4,156,903	4,153,694

Fixed assets:
Property and equipment, net	6,522	6,522

Other assets:
Intangible assets	71,531	71,531
Goodwill	451,792	451,792
Security deposits	8,439	8,439

Total other assets	531,762	531,762

Total assets	$4,695,187	$4,691,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$41,692	$36,575
Accrued interest	108,991	85,706
Accrued employee compensation	-	-
Advances from non-affiliated related parties	24,290	23,990
Advances from third parties	2,782	2,781
Notes payable, non-affiliated related parties	674,790	662,818
Notes payable, third parties	538,997	432,433
Liabilities attributable to discontinued operations	1,309,344	1,294,265
Total current liabilities	2,700,886	2,538,568

Other liabilities	-	-

Total liabilities	2,700,886	2,538,568

Commitments and contingencies (Note 9)	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 and 100,000,000 shares authorized,
Series A preferred stock, 150,000 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	150	150
Series B preferred stock, 1,000,000 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock $.001 par value 5,000,000,000 shares authorized,
808,356 and 699,706 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	808	700
Additional paid-in capital	7,306,130	7,273,730
Treasury stock, at cost (244 shares)	(61,000)	(61,000)
Deficit accumulated during the exploration stage	(5,252,787)	(5,061,170)
Total stockholders' equity (deficit)	1,994,301	2,153,410

Total liabilities and stockholders' equity (deficit)	$4,695,187	$4,691,978

INELCO CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			For the Period
			December 31, 2007
	For the Three		(Inception) to
	Months Ended March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$380,216

Cost of goods sold	-	-	187,762

Gross profit	-	-	192,454

Operating expenses:
General and administrative	18,793	10,951	333,005
Investor relations	-	-	145,512
Occupancy - Headquarters	1,425	10,757	80,756
Officer compensation	1,950	45,000	616,576
Professional fees	14,961	6,200	179,877
Staff compensation	-	22,768	421,648
Stock-based compensation	-	-	405,205
Depreciation	-	7,928	9,869
Total operating expenses	37,129	103,604	2,192,448

Loss from operations	(37,129)	(103,604)	(1,999,994)

Other expenses:
Loss on dispotion of assets	-		567
Loss on settlement of debt (Note 8)	-	551,000	-
Interest expense	141,931	135,491	918,891
Write-off of project development costs		-	27,600
Write-off of amount due from other		-	1,000
Total other expenses	141,931	686,491	948,058

Net loss from continuing operations	$(179,060)	$(790,095)	$(2,948,052)

Net loss from discontinued operations	(12,558)	(190,233)	(979,062)

Net loss	(191,618)	(980,328)	(3,927,114)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares oustanding during the period - Basic and diluted	53,085,217	53,085,217

See accompanying notes to consolidated financial statements.

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			December 31, 2007
	For the Three		(Inception) to
	Months Ended March 31,		March 31,
	2013	2012	2013

Cash flows used in operating activities:
Net loss	$(191,618)	$(981,156)	$(3,927,114)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	7,982	9,869
Loss on settlement of debt	-	551,000	551,000
Stock-based compensation	-	-	170,055
Stock issued for services	-	-	315,834
Cancellation of stock issued for services	-	-	(84,000)
Write-off of project development costs	-	-	27,600
Write-off of amounts due to others	-	-	-
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	46,124	16,407	189,003
Interest accrued on notes payable, third parties	-	2,095	12,352
Accretion of beneficial conversion feature as interest expense	105,565	242,219	651,779
Changes in operating assets and liabilities:
Due from NexPhase Lighting	-	-	-
Accounts Receivable	-	2,251	(2,251)
Inventories	-	(4,398)	(74,947)
Prepaid expenses	-	-	-
Security deposits	-	-	(7,589)
Accounts payable	5,117	(55,929)	116,614
Accrued expenses	-	-	-
Sales tax payable	-	-	2,678
Accrued compensation	-	45,000	538,000
Net cash used in operating activities	(34,812)	(174,529)	(1,510,550)

Cash flows used in investing activities:
Net cash received from acquisition	-	-	14,942
Purchase of property and equipment	-	(6,204)	(80,262)
Project development costs	-	-	(27,600)
Net cash used in investing activities	-	(6,204)	(92,920)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	32,400	82,650	1,292,960
Payments on notes payable, non-affiliated related parties	-	(4,000)	(26,655)
Proceeds from issuance of notes payable, third parties	-	51,500	328,100
Advances from non-affiliated related parties	2,900	12,590	4,000
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	35,300	142,740	1,603,972

Net increase (decrease) in cash	488	(37,993)	502

Cash at beginning of period	14	41,804	-

Cash at end of period	$502	$3,811	$502

See accompanying notes to consolidated financial statements.

INELCO CORPORATION
f/k/a Onteco Corporation
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Inelco  Corporation ("the Company") was organized under the laws of the State of Nevada on December 31, 2007 as InfoSpi Inc.. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin").  Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California.  Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007.  The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 0.284 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.

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

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was affected on the OTC Markets April 11, 2011.

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

On January 14, 2013, the Company’s Board of Directors declared a one for two-thousand reverse stock split of all outstanding shares of common stock. All common shares and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to March 31, 2013. The total number of authorized common shares and the par value thereof was not changed by the split.

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

These unaudited financial statements should be read in conjunction with our 2012 annual financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2013.

Development Stage Enterprise

Since its formation of December 31, 2007, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 915 “Development Stage Entities”. To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $191,618 for the three months ended March 31, 2013 and has incurred cumulative losses since inception of $3,927,114. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan. No assurance can be given that the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

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

Depreciation expense was $0 and $7,928 for the three months ended March 31, 2013 and 2012, respectively.

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

During the three months March 31, 2013 and 2012, the Company granted no stock options to the Company's employees, directors and consultants.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive shares as of March 31, 2013 and 2012.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

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

Note 4 – Notes Payable – Non-affiliated Related Parties

The Company has outstanding debt to various non-affiliated related parties with interest rates from 0 to 18%, all with short term maturities. As of March 31, 2013 and December 31, 2012, the outstanding balances were as follows:

	March 31, 2013			December 31, 2012
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discount	Principal	Discount	Discount

Continuing operations	$674,790	$-	$674,790	$674,790	$(11,972)	$662,818

Discontinued operations	$200,137	$(36,207)	$163,930	$200,137	$(39,545)	$160,592

Note 5 – Notes Payable – Third Parties

The Company has outstanding debt to various third parties with interest rates from 0 to 18%, all with short term maturities. As of March 31, 2013 and December 31, 2012, the outstanding balances were as follows:

	March 31, 2013			December 31, 2012
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discount	Principal	Discount	Discount

Continuing operations	$637,575	$(98,578)	$538,997	$605,175	$(172,742)	$432,433

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

CCWC produced no revenues and incurred no expenses in the quarters ended March 31, 2013 or 2012.

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

Since the acquisition of NexPhase, the Company has provided working capital to NexPhase. Amounts due from NexPhase are $991,687 at March 31, 2013 and December 31, 2012, respectively.

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

	Three Months Ended March 31,
	2013	2012

Revenue	$-	$-
Cost of goods sold		33,368
Gross profit		(33,368)

Operating expenses:
General and administrative	79	49,219
Investor relations	-
Occupancy - Headquarters	-	2,184
Professional fees	5,000
Staff compensation		13,600
Depreciation		7,603
Total operating expenses	5,079	72,606

Loss from discontinued operations	(5,079)	(105,974)

Other expenses:
Interest expense	7,479	84,259

Net loss from discontinued operations	$(12,558)	$(190,233)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash in banks	$2,552	$31
Accounts receivable	-
Inventories	75,945	75,945
Total current assets	78,497	75,976

Property and equipment, net	79,588	79,588
Intellectual property	2,989,349	2,989,149
Security deposits	4,120	4,120

Total assets of discontinued operations	$3,151,554	$3,148,833

LIABILITIES
Current liabilities:
Accounts payable	$101,177	$96,177
Accrued interest	45,171	41,030
Sales tax payable	2,679	2,679
Due to Onteco	991,687	991,687
Advances from related parties	4,700	2,100
Notes payable, non-affiliated related parties	163,930	160,592

Total liabilities of discontinued operations	$1,309,344	$1,294,265

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

On January 8, 2012, the Company and its former Chief Executive Officer entered into an agreement to terminate the executive compensation agreement and the Company issued a convertible promissory note for the accrued compensation and interest thereon totaling $501,425. The note was due January 8, 2013, bears interest at 6.25% and is convertible at the lower of 1) a price of $2.00, or 2) a seventy-five percent discount to the previous day's closing bid price if the closing bid price is $3.00 per share or less.

Note 10 – Stockholders’ Equity (Deficit) and Common Stock

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

Note 11– Related Party Transactions

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

Note 13 – Commitments and Contingencies

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

Note 14 – Subsequent Events

On January 14, 2013, the Board of Directors further authorized and approved a reverse stock split of one for two thousand (1:2,000) of the Corporation's total issued and outstanding shares of common stock (the “Stock Split”). The Board of Directors considered further factors regarding approval of the Stock Split including, but not limited to: (i) current trading price of the Corporation’s shares of common stock on the OTC BB Market and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Corporation and its structure in favorable position in order to effectively negotiate with potential acquisition candidates.

The Stock Split was effectuated on May 10, 2013 upon filing the appropriate documentation with FINRA. The Stock Split decreased the Corporation's total issued and outstanding shares of common stock from 1,616,319,537 to 808,160 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Corporation will have a "D" placed on the ticker symbol for twenty business days from the effective date of October 1, 2012 of the Stock Split. After twenty business days has passed, the Corporation's new trading symbol will be "INLC" based upon the Name Change. The new cusip number is 45672G106.

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

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets May 10, 2013. The new symbol on May 10, 2013 will be "ONTCD". The "D" will drop off the symbol after 20 business days. Thereafter, the new trading symbol will be "INLC".

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

On January 14, 2013, the Board of Directors further authorized and approved a reverse stock split of one for two thousand (1:2,000) of the Corporation's total issued and outstanding shares of common stock (the “Stock Split”). The Board of Directors considered further factors regarding approval of the Stock Split including, but not limited to: (i) current trading price of the Corporation’s shares of common stock on the OTC BB Market and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Corporation and its structure in favorable position in order to effectively negotiate with potential acquisition candidates.

The Stock Split was effectuated on May 10, 2013 upon filing the appropriate documentation with FINRA. The Stock Split decreased the Corporation's total issued and outstanding shares of common stock from 1,616,319,537 to 808,160 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Corporation will have a "D" placed on the ticker symbol for twenty business days from the effective date of October 1, 2012 of the Stock Split. After twenty business days has passed, the Corporation's new trading symbol will be "INLC" based upon the Name Change. The new cusip number is 45672G106.

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

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and For the Period December 31, 2007 (Inception) to March 31, 2013

Revenues

The Company had no revenue for the three months ended March 31, 2013 or 2012.  We had no cost of goods sold for the three months ended March 31, 2013 or 2012.

For the period December 31, 2007 (inception) to March 31, 2013, the Company had revenue of $380,216, cost of goods sold of $187,762 and a gross profit of $192,424.  All revenues and cost of goods sold are from the sale of our NexPhase lighting products.  We were unable to generate sales in the three months ended March 31, 2013 and currently have no backlog.

Operating Expenses and Other Expenses

For the three months ended March 31, 2013 our total operating expenses were $37,129 compared to $103,604 for the three months ended March 31, 2012.

Other expenses consisted of a loss on the settlement of debt of $551,000 and interest expense (including beneficial conversion feature accretion) of $141,931 for the three months ended March 31, 2013 compared to $135,491 for the three months ended March 31, 2012.

For the period from December 31, 2007 (inception) to March 31, 2012, total operating expenses were $2,192,448 and other expenses were $948,058 resulting in a net loss of $3,927,114. Operating costs are composed of general and administrative expenses of $333,005, investor relations of $145,512, occupancy costs of $80,756, officer compensation of $616,576, professional fees of $179,877, staff compensation of $421,648, stock-based compensation of $405,205, and depreciation of $9,869. Other expenses are comprised of loss on disposal of assets of $567, loss on the settlement of debt of $551,000, interest expense (including beneficial conversion feature accretion of $779,888) of $918,891, the write-off of project development costs of $27,600 and the write-off of amount due from other of $1,000.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2013, we funded our operations through the issuance of notes payable and advances from our chief executive officer and a related party, while for the three months ended March 31, 2012 we funded our operations through financing activities consisting of the issuance of notes payable to related parties. Our principal use of funds during the three months ended March 31, 2013 has been for general operating expenses and working capital purposes.

Liquidity and Capital Resources during the three months ended March 31, 2012 compared to the three months ended March 31, 2011

As of March 31, 2013, we had cash of $502 and deficit in working capital exclusive of discontinued operations of $386,193.  The Company generated a negative cash flow from operations of $34,812 for the three months ended March 31, 2013 compared to cash used in operations of $174,529 for the three months ended March 31, 2012. The negative cash flow from operating activities for the three months ended March 31, 2013 is primarily attributable to the Company's net loss from operations of $191,618.

Investing activities decreased $6,204 for the three months ended March 31, 2013 compared to 2012. The decrease is attributable to no purchases of equipment during the three months ended March 31, 2013.

Financing activities for the three months ended March 31, 2013 consisted of proceeds from the issuance of notes payable to third parties of $32,400.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K as filed on April 16, 2012, for a discussion of our critical accounting policies and estimates.

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

Date: May 20, 2013	By:	/s/ Jorge Schcolnik
Jorge Schcolnik
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)