Form 10-Q
period 2013-06-30
Inelco Corp
filed 2013-08-19
CIK 1427352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53104

INELCO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0335743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11555 Heron Bay Blvd., Suite 200 Coral Springs, FL	33076
(Address of principal executive offices)	(Zip Code)

(786) 664-8811
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

As of as of August 12, 2013 the registrant had 170,892,419 shares of its Common Stock, $0.001 par value, outstanding.

INELCO CORPORATION AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2013
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the period December 31, 2007 (Inception) to June 30, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the period December 31, 2007 (Inception) to June 30, 2013 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1.A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

SIGNATURES		33

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

INELCO CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

Current assets:
Cash in banks	$2,030	$14
Due from NexPhase Lighting	998,749	991,687
Loan to officer	8,960	8,960
Other current assets	4,200	4,200
Assets attributable to discontinued operations	3,148,809	3,148,833

Total current assets	4,162,748	4,153,694

Fixed assets:
Property and equipment, net	5,602	6,522

Other assets:
Intangible assets	71,531	71,531
Goodwill	451,792	451,792
Security deposits	8,439	8,439

Total other assets	531,762	531,762

Total assets	$4,700,112	$4,691,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$41,756	$36,575
Accrued interest	132,705	85,706
Advances from non-affiliated related parties	24,290	23,990
Advances from third parties	2,781	2,781
Notes payable, non-affiliated related parties	674,790	662,818
Notes payable, third parties	596,987	432,433
Liabilities attributable to discontinued operations	1,348,851	1,294,265
Total current liabilities	2,822,160	2,538,568

Other liabilities	-	-

Total liabilities	2,822,160	2,538,568

Commitments and contingencies (Note 9)	-	-

Stockholders' equity (deficit):
Preferred stock $.001 par value 10,000,000 and 100,000,000 shares authorized,
Series A preferred stock, 150,000 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	150	150
Series B preferred stock, 1,000,000 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock $.001 par value 5,000,000,000 shares authorized,
1,376,596 and 699,706 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	1,377	700
Additional paid-in capital	7,344,301	7,273,730
Treasury stock, at cost	(61,000)	(61,000)
Deficit accumulated during the development stage	(5,407,876)	(5,061,170)
Total stockholders' equity (deficit)	1,877,952	2,153,410

Total liabilities and stockholders' equity (deficit)	$4,700,112	$4,691,978

See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					For the Period
					December 31, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30.
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	4,562	6,407	23,355	15,175	314,190
Investor relations	-	-		-	124,072
Occupancy - Headquarters	475	13,619	1,900	26,560	92,970
Officer compensation	1,300	45,000	3,250	90,000	70,650
Professional fees	13,448	40,802	28,409	47,002	269,858
Staff compensation	-	10,147		32,915	654,775
Stock-based compensation	-	-			405,204
Depreciation	920	325	920	650	3,595
Total operating expenses	20,705	116,300	57,834	212,302	1,935,314

Loss from operations	(20,705)	(116,300)	(57,834)	(212,302)	(1,935,314)

Other expenses:
Loss on dispotion of assets	-				-
Loss on settlement of debt (Note 8)	-	87,000		638,000	712,270
Interest expense	92,331	120,617	234,262	297,079	1,831,650
Write-off of project development costs	-	-			28,600
Write-off of amount due from other	-	-			-
Total other expenses	92,331	207,617	234,262	935,079	2,572,520

Net loss from continuing operations	(113,036)	(323,917)	(292,096)	(1,147,381)	(4,507,834)

Net loss from discontinued operations	(42,052)	10,516	(54,610)	(147,176)	(1,021,114)

Net loss	$(155,088)	$(313,401)	$(346,706)	$(1,294,557)	$(5,528,948)

Net loss per share - Basic and diluted	$(0.12)	$(5.00)	$(0.34)	$(25.14)

Weighted average number of shares
oustanding during the period -
Basic and diluted	952,360	64,746	850,193	45,644

See accompanying notes to consolidated financial statements.

INELCO CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			December 31, 2007
			(Inception) to
	For the Six Months Ended June 30,		June 30,
	2013	2012	2013

Cash flows used in operating activities:
Net loss	$(346,706)	$(1,294,557)	$(5,528,948)
Adjustments to reconcile net loss to net cash used in operations:
License fee revenue realized		(68,521)	(68,521)
Depreciation	920	13,899	3,595
Loss on settlement of debt	-	638,000	712,270
Stock-based compensation	-	-	405,205
Stock issued for services	-	-	315,834
Cancellation of stock issued for services	-	-	(84,000)
Write-off of project development costs	-	-	28,600
Loss on disposition of software	-	-	567
Interest accrued on notes payable, non-affiliated related parties	21,150	31,905	116,887
Interest accrued on notes payable, third parties	25,849	8,819	67,540
Accretion of beneficial conversion feature as interest expense	241,847	369,519	1,667,268
Changes in operating assets and liabilities:
Accounts Receivable	-	2,251	-
Inventories	-	(4,398)	-
Prepaid and other current assets	-	-	(4,200)
Security deposits	-	-	(8,439)
Accounts and other payables	5,506	(55,928)	44,537
Sales tax payable	-	-	-
Accrued compensation	-	90,000	538,000
Net cash used in operating activities	(51,434)	(269,011)	(1,793,805)

Cash flows used in investing activities:
Net cash received from acquisition	-	-	12,852
Purchase of property and equipment	-	(6,150)	(9,197)
Project development costs	-	-	(28,600)
Net cash used in investing activities	-	(6,150)	(24,945)

Cash flows from financing activities:
Proceeds from issuance of note payable, non-affiliated related parties	53,450	82,650	1,230,793
Payments on notes payable, non-affiliated related parties	-	(14,000)	(60,655)
Proceeds from issuance of notes payable, third parties	-	196,500	673,100
Payments on notes payable, third parties	-	(52,315)	(52,315)
Advances from non-affiliated related parties	-	22,890	24,290
Proceeds from sale of common stock	-	-	5,567
Net cash provided by financing activities	53,450	235,725	1,820,780

Net increase (decrease) in cash	2,016	(39,436)	2,030

Cash at beginning of period	14	41,804	-

Cash at end of period	$2,030	$2,368	$2,030

See accompanying notes to consolidated financial statements.

INELCO CORPORATION
f/k/a Onteco Corporation
 (A Development Stage Company)
  Notes to Consolidated Financial Statements
June 30, 2013
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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $346 ,706 for the six months ended June 30, 2013 and has incurred cumulative losses since inception of $5,528,948.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

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

Depreciation expense was $920 and $325 for the three months ended June 30, 2013 and 2012, and $920 and 650 for the six months ended June 30, 2013 and 2012 respectively.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of June 30, 2013.

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

During the three and six months ended June 30, 2013 and 2012, the Company granted no stock options to the Company's employees, directors and consultants.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive shares as of June 30, 2013 and 2012.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

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

Note 4 – Notes Payable – Non-affiliated Related Parties

The Company has outstanding debt to various non-affiliated related parties with interest rates from 0 to 18%, all with short term maturities.  As of June 30, 2013 and December 31, 2012, the outstanding balances were as follows:

	June 30, 2013			December 31, 2012
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discount	Principal	Discount	Discount

Continuing operations	$674,790	$-	$674,790	$674,790	$(11,972)	$662,818

Discontinued operations	$193,075	$-	$193,075	$200,137	$(39,545)	$160,592

Note 5 – Notes Payable – Third Parties

The Company has outstanding debt to various third parties with interest rates from 0 to 18%, all with short term maturities.  As of June 30, 2013 and December 31, 2012, the outstanding balances were as follows:

	June 30, 2013			December 31, 2012
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discount	Principal	Discount	Discount

Continuing operations	$651,462	$(54,475)	$596,987	$605,175	$(172,742)	$432,433

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

$460,000

CCWC was formed in October 2012 and had no operating activity for the three and six months ended June 30, 2012.

The 75,000 shares of Inelco common stock were valued at the market price of $0.80 per share on the date of acquisition. The 1,000,000 shares of Inelco Series B Preferred Stock were valued at the common stock equivalent market price of $0.40 per preferred share on the date of acquisition as the preferred shares are convertible to .5 common shares.

Intangible assets consisting of software in development were valued by management based on the fair value of software development costs incurred to date.  As the software remains in development, definite lives have not yet been determined and no amortization has been recognized as of June 30, 2013.

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

Note 7 – Spin-Off of NexPhase Lighting

The Company’s Board of Directors has unanimously adopted a resolution, and has received shareholder approval, to authorize the Board to effectuate a Spin-Off of NexPhase upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Board of Directors had determined that it would be in the Company’s best interest to effect the Spin-Off and has received the consent of holders of over 100% of the voting rights and power of the Company’s securities to authorize the Board of Directors to effect the Spin-Off. The Company’s plan was to issue shares of NexPhase to the existing shareholders of the Company on a pro-rated basis on or about June 30, 2013.  As of the date of this filing, this transaction has not yet been achieved..

Since the acquisition of NexPhase, the Company has provided working capital to NexPhase. Amounts due from NexPhase are $998,749 at June 30, 2013 and $991,687 at December 31, 2012, respectively.

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

					For the Period
	Three Months Ended		Six Months Ended		December 31, 2007
	June 30,		June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013

Revenue	$-	$68,521	$-	$68,521	$380,716
Cost of goods sold				828	221,130
Gross profit	-	68,521	-	67,693	159,586

Operating expenses:
General and administrative	45	769	124	34,171	213,094
Officers compensation		-		18,000	184,676
Investor relations					31,440
Occupancy - Headquarters					42,431
Professional fees			5,000		72,010
Staff compensation		-		13,600	199,000
Stock based compensation					5,550
Depreciation	-	5,646	-	13,249	36,910
	45	6,415	5,124	79,020	785,111

Loss from discontinued operations	(45)	62,106	(5,124)	(11,327)	(625,525)

Other expenses:
Interest expense	42,007	51,590	49,486	135,849	395,589

Net loss from discontinued operations	$(42,052)	$10,516	$(54,610)	$(147,176)	$(1,021,114)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	June 30,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$7	$31
Inventory	75,945	75,945
Total current assets	75,952	75,976

Property and equipment, net	79,588	79,588
Intellectual property	2,989,149	2,989,149
Security deposits	4,120	4,120

Total assets of discontinued operations	$3,148,809	$3,148,833

LIABILITIES
Current liabilities
Accounts payable	$98,677	$96,177
Accrued interest	50,972	41,030
Sales tax payable	2,679	2,679
Due to Onteco	998,749	991,687
Advances from related parties	4700	2100
Notes payable, non affiliated related parties	193,075	160,592

Total liabilities of discontinued operations	$1,348,851	$1,294,265

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

On February 8, 2013, the Board of Directors approved the issuance of 69,971 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount $1,746.

On March 14, 2013, the Board of Directors approved the issuance of 38,484 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $1,828.

On May 14, 2013, the Board of Directors approved the issuance of 80,835 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the $2,021.

On May 15, 2013, the Board of Directors approved the issuance of 40,337 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $403.

On May 23, 2013, the Board of Directors approved the issuance of 46,383 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $464.

On May 30, 2013, the Board of Directors approved the issuance of 97,590 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the $3,904.

On June 3, 2013, the Company received 25,000 of its previously issued common shares to be cancelled.

On June 2, 2013, the Board of Directors approved the issuance of 46,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $460.

On June 10, 2013 the Board of Directors approved the issuance of 43,253 common shares without a restrictive legend in accordance with the convertibility provisions contained in a promissory note dated April 3, 2012 in the amount of $2,500.

On June 21, 2013 the Board of Directors approved the issuance of 125,061 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2011 in the amount of $3,335.

On June 21, 2013, the Board of Directors approved the issuance of 113,775 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $1,138.

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

On November 8, 2012 we entered into a one year office lease for corporate headquarters located in Hollywood, Florida.  The lease term includes monthly rental commencing on November 15, 2012 in the amount of $475 including sales tax and triple net provisions.  Future annual lease payments over the term of the lease are as follows:

Remainder of 2013	$1,900

Note 14 – Subsequent Events

On July 2, 2013 the Board of Directors approved the issuance of 132,815 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 12, 2011 in the amount of $3,165

On June 10, 2013, the Board of Directors approved the issuance of 150,940 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $1,509.

On July 18, 2013 the Board of Directors approved and authorized the execution of an agreement for the exchange of securities with International Wood Corporation, a Colorado corporation and Gorski Relapse Prevention Environments, Inc., a Florida corporation and the majority shareholder of International Wood.  IN accordance with the terms and provisions of the Agreement, the Company desires to acquire 19,421,444 shares of common stock of International Wood, representing a 77.1% equity interest in the total issued and outstanding capital stock of International Wood, in exchange for the issuance by the Company of an aggregate 160,000,000 unregistered common shares.  On July 18, 2013 the Board of Directors also approved the issuance of the 160,000,000 unregistered common shares in contemplation of an anticipated closing in late July.  As of the date of this report, the closing has not yet occurred.

On July 18, 2013, the Board of Directors approved the issuance of 8,066,852 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated April 2, 2012 in the amount of $8,066.

On July 25, 2013, the Board of Directors approved the issuance of 1,000,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated October 18, 2012 in the amount of $5,000.

On July 30, 2013 the Board of Directors approved the issuance of 82,524 common shares without a restrictive legend in accordance with the convertibility provisions contained in a promissory note dated April 3, 2012 in the amount of $850.

On August 7, 2013 the Board of Directors approved the issuance of 82,692 common shares without a restrictive legend in accordance with the convertibility provisions contained in a promissory note dated April 3, 2012 in the amount of $430.

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

Results of Operations

For the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 and For the Period December 31, 2007 (Inception) to June 30, 2013

Revenues

The Company had no revenue for the three and six months ended June 30, 2013 or 2012.  We had no cost of goods sold for the three and six months ended June 30, 2013 or 2012.

For the period December 31, 2007 (inception) to June 30, 2013, the Company had revenue of $380,716, cost of goods sold of $221,130 and a gross profit of $159,586.  All of these revenues and cost of goods sold were from the sale of our NexPhase lighting products.  The Company accounts for this operation as a discontinued operation and these results are not included in continuing operations.  There were no revenues for this discontinued operation for the three and six months ended June 30, 2013.

Operating Expenses and Other Expenses

For the three and six months ended June 30, 2013 our total operating expenses were $20,705 and 57,834 compared to $116,300 and 212,302 for the three and six months ended June 30, 2012.

Other expenses for the three and six months ended June 30, 2012 consisted only of interest expense (including beneficial conversion feature accretion) of $92,331 and $234,262 respectively.  Other expenses for the three and six months ended June 30, 2012 consisted of a loss on the settlement of debt in the amount of $87,000 and $638,000 respectively.  Interest expense (including beneficial conversion feature accretion) for the three months and six months ended June 30, 2013 was $120,617 and 297,079 respectively.

For the period from December 31, 2007 (inception) to June 30, 2013, total operating expenses were $1,935,314 and other expenses were $2,572,519 resulting in a net loss from continuing operations of $4,507,834.

Net loss from discontinued operations, representing all of the business activity of NexPhase from inception amounted to $1,021,114, which when combined with operating results total a net loss of $5,528,948 from inception.

Liquidity and Capital Resources

Overview

For the three and six months ended June 30, 2013, we funded our operations through the issuance of notes payable and advances from our chief executive officer and a related party, while for the three and six months ended June 30, 2012 we funded our operations through financing activities consisting of the issuance of notes payable to related parties. Our principal use of funds during the three and six months ended June 30, 2013 has been for general operating expenses and working capital purposes.

Liquidity and Capital Resources during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

As of June 30, 2013, we had cash of $2,030 and deficit in working capital exclusive of discontinued operations of $459,370.  The Company generated a negative cash flow from operations of $51,434 for the six months ended June 30, 2013 compared to cash used in operations of $269,011 for the six months ended June 30, 2012. The negative cash flow from operating activities for the six months ended June 30, 2013 is primarily attributable to the Company's net loss from operations of $292,096.

Investing activities decreased $6,150 for the six months ended June 30, 2013 compared to 2012.  The decrease is attributable the decrease in the purchase of equipment during the six months ended June 30, 2013.

Financing activities for the six months ended June 30, 2013 consisted of proceeds from the issuance of notes payable to third parties of $53,450.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K as filed on April 16, 2013, for a discussion of our critical accounting policies and estimates.

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

Date: August 19, 2013	By:	/s/ Yosef Baruch
Yosef Baruch
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)